Form 10-Q
period 1995-03-31
JMC GROUP INC
filed 1995-05-12
CIK 746425

- -------------------------------------------------------------------------------

		     SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, D.C.  20549

			   -----------------------

				Form 10-Q

		QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
		   OF THE SECURITIES EXCHANGE ACT OF 1934

			   -----------------------

    For the Quarterly Period ended                 Commission File Number
	    March 31, 1995                                 0-12926

			   -----------------------

				JMC GROUP, INC.
	     (Exact name of registrant as specified in its charter)

	Delaware                                             95-2627415
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)


	     9710 Scranton Road, Suite 100, San Diego, California 92121
	     (Address of principal executive offices)           (Zip Code)

	Registrant's telephone number, including area code:  619-450-0055

			   -----------------------


	     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


				Yes   X   No
				     ----     ----

	As of March 31, 1995, the registrant had 6,198,898 shares of its common stock, $.01 par value, issued and outstanding.

- -------------------------------------------------------------------------------

			PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

	  The balance sheet at March 31, 1995 reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the periods presented.

	  The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date. It is recommended that these financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1994. Certain balance sheet items at December 31, 1994 were reclassified to conform with the format of the balance sheet at March 31, 1995.

		  JMC GROUP, INC. AND SUBSIDIARIES
		     CONSOLIDATED BALANCE SHEETS
			     (UNAUDITED)



					       March 31,       December 31,
						  1995           1994
					      -----------      ------------
	       ASSETS
CURRENT ASSETS
  Cash and cash equivalents                    $2,396,814      $3,610,888
  Short-term investments                        1,000,000         536,000
  Cash segregated under securities regulations    999,063          47,746
  Receivables from insurance companies          1,508,963       1,425,466
  Receivable from financial institution         1,080,129            -
  Income taxes receivable                         365,695         168,992
  Deferred tax asset                              358,207         424,584
  Other assets                                    346,479         354,261
					       ----------       -----------
	TOTAL CURRENT ASSETS                    8,055,350       6,567,937

  Furniture, equipment and leasehold
   improvements net of accumulated depreciation
   and amortization of $1,410,987 in 1995 and
   $1,321,307 in 1994                             659,082         677,155

  Asset based fees purchased - net of
    accumulated amortization of $301,634 in
    1995 and $261,290 in 1994                   1,095,495       1,135,839
					       -----------     ------------
       TOTAL ASSETS                            $9,809,927      $8,380,931
					       ===========     ============

		LIABILITIES & STOCKHOLDERS'
		 EQUITY
CURRENT LIABILITIES
  Accrued fees to financial institutions        $ 975,015       $ 978,542
  Due to customers                                999,063          47,746
  Accrued expenses and other liabilities          844,153         878,172
  Deferred tax liability                          391,961            -
  Accrued restructuring expenses                  203,317         294,675
  Allowance for contract cancellations            372,528         390,539
  Accrued payroll and related expenses            344,866         531,559
					       ----------       -----------
      TOTAL CURRENT LIABILITIES                 4,130,903       3,121,233


STOCKHOLDERS' EQUITY
  Preferred stock, no par value; authorized
    5,000,000 shares                                 -               -
  Common stock, $.01 par value; authorized
    20,000,000 shares; issued and outstanding
    6,198,898 shares in 1995 and 1994              61,989          61,989

  Additional paid-in-capital                      624,851         624,851
  Retained earnings                             4,992,184       4,572,858
					       ----------       -----------
      TOTAL STOCKHOLDERS' EQUITY                5,679,024       5,259,698
					       ----------       -----------
      TOTAL LIABILITIES AND STOCKHOLDERS'
	EQUITY                                 $9,809,927      $8,380,931
					       ==========     =============

	       JMC GROUP, INC. AND SUBSIDIARIES
	    CONSOLIDATED STATEMENTS OF OPERATIONS
			 (UNAUDITED)

					 Three Months Ended,
					      March 31,
					 1995          1994
				     -----------    -----------
REVENUES
  Commissions                         $4,554,338    $9,445,217
  Interest                                56,003        31,750
  Other                                1,343,610        49,659
				      ----------    -----------
	TOTAL REVENUES                 5,953,951     9,526,626
				      ----------    -----------

EXPENSES
  Employee compensation and benefits   2,193,338     3,827,907
  Fees to financial institutions       2,003,645     4,061,689
  Professional fees                      250,665       569,704
  Rent                                   130,855       176,706
  Telephone                              101,740       142,746
  Depreciation and amortization          103,018       321,393
  Other general and administrative       458,822       699,346
   expenses                            ---------     ----------
	TOTAL EXPENSES                 5,242,083     9,799,491
				       ---------     ----------
	INCOME (LOSS) BEFORE INCOME
	  TAXES                          711,868      (272,865)

INCOME TAX PROVISION (BENEFIT)           292,542       (55,026)
				       ---------     ----------

	NET INCOME (LOSS)              $ 419,326     $(217,839)
				       =========     ==========

EARNINGS (LOSS) PER SHARE:

	NET INCOME (LOSS)                 $0.07        ($0.03)
				       =========      =========


	WEIGHTED AVERAGE SHARES        6,198,898     6,517,520

	       JMC GROUP, INC. AND SUBSIDIARIES
	     CONSOLIDATED STATEMENTS OF CASH FLOWS
			  (UNAUDITED)

						  Three Months Ended,
						       March 31,
						  1995           1994
					      -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                            $  419,326     $ (217,839)
    Adjustments to reconcile net income
      (loss) to net cash used by operating
      activities:
    Depreciation and amortization                 103,018        321,393
    Amortization of asset based fees
      purchased                                    40,344         43,994
    Deferred tax provision                        458,338        276,933
    Changes in assets and liabilities:
      Receivables from insurance companies        (83,497)      (498,601)
      Receivable from financial institution    (1,080,129)          -
      Income taxes receivable                    (196,703)      (392,413)
      Other assets                                 (5,972)        (4,713)
      Accrued fees to financial institutions       (3,527)        81,036
      Accrued expenses and other liabilities      (34,019)       554,128
      Accrued restructuring expenses              (91,358)          -
      Allowance for contract cancellations        (18,011)      (120,576)
      Accrued payroll and related expenses       (186,693)         5,849
      Reserve for discontinued operations            -          (363,206)
						----------      ---------

	NET CASH USED BY OPERATING
	ACTIVITIES                               (678,883)      (314,015)
						----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of furniture, equipment and
	leasehold improvements                    (71,191)       (77,278)
      Purchase of short-term investments         (464,000)          -
      Redemption of short-term investments           -         1,682,732
						 ---------    -----------
	NET CASH PROVIDED (USED) BY
	INVESTING ACTIVITIES                     (535,191)     1,605,454
						 ---------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repurchase of common stock                     -        (1,963,331)
      Proceeds from stock options exercised          -            57,360
      Dividends paid                                 -          (478,391)
						 ---------    -----------

	NET CASH USED BY FINANCING
	ACTIVITIES                                   -        (2,384,362)
					      ------------    -----------

	NET DECREASE IN CASH AND CASH
	  EQUIVALENTS                          (1,214,074)    (1,092,923)


CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                        3,610,888      1,418,936
					       ----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $2,396,814       $326,013
					       ==========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
Cash Paid For:
  Interest                                    $      -         $     997
  Income taxes                                $    23,292      $  62,269

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

First Quarter 1995 Compared to First Quarter 1994

The Company realized net income of $419,000 (or $0.07 per share) in the first quarter of 1995 compared to a net loss of $218,000 (or $0.03 per share) for the comparable quarter of last year. Included in the current quarter was revenue related to a client financial institution's payment for the right to hire certain employees of the Company's wholly-owned subsidiary, James Mitchell & Co. ("JMC"), and certain other services in the amount of $1,308,000 ($785,000 or $.13 per share after a tax provision of $523,000). See "Trends and Uncertainties--Barnett Banks, Inc."
Without this non-recurring revenue, the Company would have posted a net loss of $366,000 (after a tax benefit of $231,000) or $0.06 per share.

Total revenues for the quarter ended March 31, 1995 were $5,954,000 a decrease of $3,573,000 or 38% from $9,527,000 in the first quarter of
1994.   As mentioned above, 1995 revenues included non-recurring revenue of $1,308,000. Excluding this non-recurring revenue, first quarter 1995 revenues would have been approximately $4,646,000 representing a $4,881,000 or 51% decrease from the first quarter of 1994.

The reduction in revenues is primarily a result of the following:

* Lower sales volume in the first quarter of 1995. Gross sales volume declined $98 million or 63% from the first quarter of 1994, primarily as a result of the reconfiguring of the Company's Florida operations.
  In addition, interest rate competition particularly from certificates of deposit ("CDs") and the ongoing regulatory climate negatively impacted sales volume. See "Trends and Uncertainties." Annuity sales volume decreased 67% while mutual fund sales volume decreased 22%.

* Offset, in part, by:

  - An increase of approximately 16% in the gross revenue rate on annuity sales. This increase was the result of two factors:

     - A change in the mix of annuities sold. The volume of fixed annuities, which earn a higher sales commission, increased as a percentage of total annuity sales in the first quarter of 1995 over the comparable 1994 quarter.

     - An increase in the front commission rate paid on variable annuities beginning in the second quarter of 1994.

   - A $205,000 increase in asset-based fee revenues due to an increase since the first quarter of 1994 in the average accumulated value of assets generating fees.

Total expenses for the quarters ended March 31, 1995 and 1994 were $5,242,000 and $9,799,000, respectively. This $4,557,000 or 47%
decrease is primarily attributable to:

* A $2,058,000 or 51% reduction in fees to financial institutions due to lower sales volume. The reduction in such fees is not in proportion to the reduction in sales volume due to the increase in fee rates paid to certain institutions which extended their contracts with JMC during the second half of 1994. In addition, asset-based fees to financial institutions increased due to an increase since the first quarter of 1994 in the average accumulated value of assets on which such fees are paid.

* A $338,000 or 57% reduction in salespersons' commissions also due to lower sales volume. The decrease in salespersons' commissions is not in proportion to the decrease in sales volume due to a revised incentive compensation structure which increased the rate paid on production to salespersons beginning in first quarter of 1995 .

* A $233,000 or 68% reduction in legal fees related to the Company's ongoing administrative proceedings with the Florida Department of Insurance. The Company incurred significant legal expenses in connection with a five-week administrative hearing which occurred in February and early March of 1994.

* A $1,928,000 or 40% reduction in the remaining base operating expenses (which includes amortization of goodwill in the first quarter of 1994) primarily due to restructuring and downsizing of the Company's administrative and sales management functions during 1994 and early 1995. A restructuring charge of $557,000 was taken in the third quarter of 1994 relative to these changes.

In March and April of 1995, the Company received approximately $290,000 in subsidies from the previously-mentioned client financial institution.
Of these subsidies, $266,000 was included in the Company's Consolidated Statement of Operations as a reduction of the expense category to which the specific subsidy related, primarily employee compensation and benefits. See "Trends and Uncertainties--Barnett Banks, Inc."

First Quarter 1995 Compared to Fourth Quarter 1994

Net income for the first quarter of 1995 increased $222,000 to $419,000 from $197,000 in the fourth quarter of 1994. Included in these 1995 and 1994 quarterly results was revenue related to a client financial institution's payment for the right to hire certain employees of the Company and certain other services in the amount of $1,308,000 and $1,000,000, respectively ($785,000 and $600,000, respectively, after tax provisions). See "Trends and Uncertainties--Barnett Banks, Inc." Excluding both of these non-recurring items, total revenues for the first quarter of 1995 would have been $4,646,000 compared to $5,384,000 in the fourth quarter of 1994. Without the non-recurring revenue in both quarters, the Company would have realized a net loss of $366,000 (after a tax benefit of $231,000) or $.06 per share in the first quarter of 1995 compared to a net loss of $403,000 (after a tax benefit of $261,000) or $.06 per share in the last quarter of 1994.

The primary factors contributing to the continuing losses (excluding non-recurring revenues) was that the sales production levels during each of these quarters did not exceed the minimum production level required to cover the Company's base operating expenses for the period.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

As of March 31, 1995, the Company had cash and cash equivalents plus short-term investments of approximately $3,397,000, a decrease of approximately $750,000 from $4,147,000 in cash and cash equivalents plus short-term investments as of December 31, 1994. Significant uses and sources of such amounts include the following:

* Payments totaling approximately $278,000 made in connection with the Company's restructuring and for accrued vacation paid to employees who left the Company during the first quarter of 1995. See "Trends and Uncertainties--Barnett Banks, Inc." All of these amounts were accrued in prior periods.

* Pre-tax amounts used in operations of $379,000 which includes receipts of $218,000 representing the January and February installments of the previously-described $1,308,000 payment from a financial institution client. The March 1995 installment of $109,000 was received in April 1995. See "Trends and Uncertainties--Barnett Banks, Inc."

Due to the Company's cash position and in light of the payments due over the remaining nine months of 1995 from one of the Company's financial institution clients, management expects the Company will meet its operating and capital expenditure needs for the remainder of its current fiscal year.

TRENDS AND UNCERTAINTIES
- ------------------------

Barnett Banks, Inc.

During the first quarter of 1995, approximately sixty of JMC's Florida-based sales and sales management personnel were hired by Barnett Banks, Inc. ("Barnett") pursuant to the terms of a definitive agreement entered into in December 1994. In consideration for the right to hire these individuals and certain other services, Barnett had agreed to pay the

Company up to $2.5 million. One million dollars was received by the Company during the fourth quarter of 1994 while the remaining amount due was dependent upon the number and type of employees actually hired by Barnett who remained in Barnett's employ on March 31, 1995. Based on the number and type of former JMC employees employed by Barnett on March 31, 1995, the Company became irrevocably entitled to receive an additional $1,308,000 which was included in the Company's 1995 first quarter revenues. A cash payment of $218,000 towards the $1,308,000 balance owed was received in the first quarter and the March 1995 installment of $109,000 was received in April 1995. The remaining amount is to be received in equal monthly installments during 1995.

During the fourth quarter of 1994 and the first four months of 1995, the Company also received a total of approximately $375,000 in expense subsidy payments from Barnett. These amounts included reimbursement for salaries paid during these quarters by JMC to employees who were ultimately hired by Barnett, compensation for the costs of the premature termination of the lease for one of JMC's Florida service centers as well as payments for certain systems support services. The primary purpose of these payments was to offset the expenses JMC incurred in retaining the designated sales personnel through the transition date during which time it was anticipated that sales volume would be negatively impacted. In addition, the subsidies eliminated costs which would have been incurred had the Company been forced to further downsize its Florida operations due to low sales volume.

As of March 31, 1995, JMC had 24 sales specialists servicing its Florida operations. This compares to a weighted average of 98 during the first quarter of 1994. Half of the current sales force has been recently hired. In addition, for the month of March 1995, the monthly base operating expenses for this operation (including home office and other corporate allocations) were down 58% from the first quarter 1994 monthly average.

As a result of the reconfiguration, JMC's sales specialists now receive referrals from Barnett's investment representatives who are located in the bank's branches. JMC's employees no longer interact directly with branch personnel to generate appointments. During March 1995, the first month of operation under the reconfigured program, the number of appointments made for JMC's specialists was significantly lower than the 1994 monthly average. On the other hand, the closing ratio and average size of sales transaction in Florida was above the Company's average for other clients during this period. Management is actively working with Barnett to improve the level of appointments, but there can be no assurance that these efforts will produce results.

Declining Revenues

During the first quarter of 1995, the Company experienced a continued decline in revenues due to declining sales volumes. Gross sales volume declined 20% from the fourth quarter of 1994. While production increased at most of the Company's active financial institution clients, sales volume decreased almost 50% at Barnett.

The transition of JMC's sales personnel to Barnett was the primary reason for the reduced sales volume in the Company's Florida operations.
The number of appointments dropped 46% from fourth quarter 1994 levels. As in past quarters, management believes that the changing regulatory climate and negative news media coverage about the sales of annuities, insurance and mutual funds products through financial institutions also contributed to the low production. The impact of interest rate competition also began significantly to impact sales volumes during the first quarter. As long-term interest rates declined, our financial institution clients began aggressively pursuing deposit growth to meet loan demand by offering attractive interest rates on bank deposits which compete with JMC's products. The spread between fixed annuity rates offered by the Company's provider companies and one-year CD rates available at our financial institution clients narrowed from an average of 150 basis points at the beginning of the fourth quarter of 1994 to an average of 55 basis points at the end of the first quarter of 1995. By May 1, 1995, the then prevailing fixed annuity rates available through the Company at these institutions was no more than 35 basis points higher than the national average one-year CD rate.

Most of these factors are outside the Company's control and,accordingly, management cannot predict when or if they will change or cease to affect sales volumes.

			  PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

	  Not applicable.

ITEM 2.   CHANGES IN SECURITIES

	  Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

	  Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	  Not applicable.

ITEM 5.   OTHER INFORMATION

	  Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

	  a.)     Exhibits.

		  The following exhibit is filed herewith:

		  27 Financial Data Schedule

	   b.)    Reports on Form 8-K.  None.

			       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   May 12, 1995                           /s/ James K. Mitchell
					       -------------------------------
					       James K. Mitchell, Chairman and
					       Chief Executive Officer



Date:   May 12, 1995                           /s/ D. Mark Carlson
					       -------------------------------
						D. Mark Carlson, Senior Vice
						President and Chief Financial
						Officer