Form 10-Q
period 1995-06-30
JMC GROUP INC
filed 1995-08-11
CIK 746425

_________________________________________________________________

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                    _________________________

                            Form 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                    _________________________

For the Quarterly Period ended               Commission File Number
         June 30, 1995                           0-12926
                    _________________________

                         JMC GROUP, INC.
     (Exact name of registrant as specified in its charter)

          Delaware                                95-2627415
 (State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)


   9710 Scranton Road, Suite 100, San Diego, California  92121
   (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  619-450-0055

                    _________________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                   Yes       X       No
                         ----------     ----------

     As of June 30, 1995, the registrant had 6,198,898 shares of its common stock, $.01 par value, issued and outstanding.
_________________________________________________________________

                 PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


          The financial statements as of and for the periods ended June 30, 1995 reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the periods presented.

          The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date. It is recommended that these financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1994. Certain balance sheet items at December 31, 1994 were reclassified to conform with the format of the balance sheet at June 30, 1995.

                      JMC GROUP,INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                      June 30,     December 31,
                                                        1995            1994
           ASSETS                                   -------------   -----------
CURRENT ASSETS
    Cash and cash equivalents                        $ 2,067,700   $ 3,610,888
    Short-term investments                             1,000,000       536,000
    Cash segregated under securities regulations         911,791        47,746
    Receivables from insurance companies               1,443,488     1,425,466
    Receivable from financial institution                581,275             -
    Income taxes receivable                              509,310       168,992
    Deferred tax asset                                   321,572       424,584
    Other assets                                         506,589       354,261
                                                    -------------   -----------
         TOTAL CURRENT ASSETS                          7,341,725     6,567,937

    Furniture, equipment and leasehold improvements-
      net of accumulated depreciation and
      amortization of $1,504,120 in 1995 and
      $1,321,307 in 1994                                 558,921       677,155

    Asset based fees purchased - net of accumulated
      amortization of $341,107 in 1995 and $261,290
      in 1994                                          1,056,023     1,135,839
                                                    -------------   -----------

         TOTAL ASSETS                                $ 8,956,669   $ 8,380,931
                                                    -------------   -----------
                                                    -------------   -----------
           LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accrued fees to financial institutions           $   896,536   $   978,542
    Due to customers                                     911,791        47,746
    Accrued expenses and other liabilities               789,728       878,172
    Deferred tax liability                               261,307             -
    Accrued restructuring expenses                       141,792       294,675
    Allowance for contract cancellations                 297,080       390,539
    Accrued payroll and related expenses                 314,545       531,559
                                                    -------------   -----------
         TOTAL CURRENT LIABILITIES                     3,612,779     3,121,233

STOCKHOLDERS' EQUITY
    Preferred stock, no par value; authorized
       5,000,000 shares                                        -             -
    Common stock, $.01 par value; authorized
       20,000,000 shares; issued and outstanding
       6,198,898 shares in 1995 and 1994                  61,989        61,989
    Additional paid-in-capital                           624,851       624,851
    Retained earnings                                  4,657,050     4,572,858
                                                    -------------   -----------
         TOTAL STOCKHOLDERS' EQUITY                    5,343,890     5,259,698
                                                    -------------   -----------
         TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                       $8,956,669   $ 8,380,931
                                                    -------------   -----------
                                                    -------------   -----------

                      JMC GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                      Three Months Ended,
                                                           June 30,
                                                     1995            1994
                                                -------------   -------------
REVENUES
      Commissions                                $ 4,139,820     $ 9,620,564
      Interest                                        58,717          38,568
      Other                                           15,336           7,578
                                                -------------   -------------
         TOTAL REVENUES                            4,213,873       9,666,710
                                                -------------   -------------
EXPENSES
      Employee compensation and benefits           2,000,526       3,510,891
      Fees to financial institutions               1,871,565       3,799,992
      Professional fees                              161,280         526,214
      Rent                                           134,348         174,815
      Telephone                                       93,507         138,555
      Depreciation and amortization                   99,687         317,093
      Other general and administrative expenses      412,027         626,184
                                                -------------   -------------
         TOTAL EXPENSES                            4,772,940       9,093,744
                                                -------------   -------------

         INCOME (LOSS) BEFORE INCOME TAXES          (559,067)        572,966

INCOME TAX PROVISION (BENEFIT)                      (223,933)        317,438
                                                -------------   -------------
              NET INCOME  (LOSS)                 $  (335,134)    $   255,528
                                                -------------   -------------
                                                -------------   -------------

EARNINGS (LOSS) PER SHARE:

              NET INCOME (LOSS)                  $     (0.05)    $      0.04
                                                -------------   -------------
                                                -------------   -------------

         WEIGHTED AVERAGE SHARES                   6,198,898       6,527,935

                      JMC GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)


                                                       Six Months Ended,
                                                           June 30,
                                                      1995         1994
REVENUES                                         ------------- -------------
      Commissions                                 $ 8,694,158  $19,065,781
      Interest                                        114,720       70,318
      Other                                         1,358,946       57,237
                                                 ------------- -------------
         TOTAL REVENUES                            10,167,824   19,193,336
                                                 ------------- -------------
EXPENSES
      Employee compensation and benefits            4,193,864    7,338,798
      Fees to financial institutions                3,875,210    7,861,681
      Professional fees                               411,945    1,095,918
      Rent                                            265,203      351,521
      Telephone                                       195,247      281,301
      Depreciation and amortization                   202,705      638,486
      Other general and administrative expenses       870,849    1,325,530
                                                 ------------- -------------
         TOTAL EXPENSES                            10,015,023   18,893,235
                                                 ------------- -------------
         INCOME BEFORE INCOME TAXES                   152,801      300,101

INCOME TAX PROVISION                                   68,609      262,412
                                                 ------------- -------------
              NET INCOME                          $   84,192   $    37,689
                                                 ------------- -------------
                                                 ------------- -------------

EARNINGS PER SHARE:

              NET INCOME                          $     0.01   $      0.01
                                                 ------------- -------------
                                                 ------------- -------------
         WEIGHTED AVERAGE SHARES                   6,198,898     6,524,934

                      JMC GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                         Six Months Ended,
                                                              June 30,
                                                         1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:                 ------------- -----------
  Net income                                          $     84,192  $   37,689
   Adjustments to reconcile net income to net cash
      used by operating activities:
   Depreciation and amortization                           202,705     638,486
   Amortization of asset based fees purchased               79,816      87,062
   Deferred tax provision                                  364,319     281,366
   Changes in assets and liabilities:
     Receivables from insurance companies                  (18,022)    (55,196)
     Receivable from financial institution                (581,275)          -
     Income taxes receivable                              (340,318)   (187,108)
     Other assets                                         (179,836)   (127,146)
     Accrued fees to financial institutions                (82,006)    (82,753)
     Accrued expenses and other liabilities                (88,444)   (129,179)
     Accrued restructuring expenses                       (152,883)          -
     Allowance for contract cancellations                  (93,459)   (127,852)
     Accrued payroll and related expenses                 (217,014)    (27,225)
     Reserve for discontinued operations                         -    (412,338)
                                                      ------------- -----------
      NET CASH USED BY OPERATING ACTIVITIES             (1,022,225)   (104,194)
                                                      ------------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of furniture, equipment and leasehold
       improvements                                        (56,963)   (107,890)
     Purchase of short-term investments                   (464,000) (1,007,421)
     Redemption of short-term investments                        -   2,259,055
                                                      ------------- -----------
      NET CASH PROVIDED (USED) BY INVESTING              (520,963)   1,143,744
         ACTIVITIES                                   ------------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of common stock                                 -   (1,963,331)
     Proceeds from stock options exercised                      -       57,360
     Dividends paid                                             -     (478,391)
                                                      ------------- -----------
      NET CASH USED BY FINANCING ACTIVITIES                     -   (2,384,362)
                                                      ------------- -----------
      NET DECREASE IN CASH AND CASH EQUIVALENTS        (1,543,188)  (1,344,812)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        3,610,888    1,418,936
                                                      ------------- -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 2,067,700   $   74,124
                                                      ------------- -----------
                                                      ------------- -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
  Interest                                            $        42   $    2,324
  Income taxes                                        $    13,600   $   62,425

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

Second Quarter 1995 Compared to Second Quarter 1994

The Company realized a net loss of $335,000 (or $0.05 per share) in the second quarter of 1995 compared to net income of $256,000 (or $0.04 per share) for the second quarter of last year. For the six months ended June 30, 1995, the Company had net income of $84,000 (or $0.01 per share) compared to net income of $38,000 (or $0.01 per share) during the first six months of 1994. Included in the 1995 first half was revenue related to a client financial institution's payment for the right to hire certain employees of the Company's wholly-owned subsidiary and certain other services in the amount of $1,308,000 ($785,000 or $0.13 per share after tax provision of $523,000). Without this non-recurring revenue, the Company would have posted a net loss of $701,000 (after tax benefit of $454,000) or $0.11 per share for the first six months of 1995.

Total revenues for the quarter ended June 30, 1995 were $4,214,000, a decrease of $5,453,000 or 56% from $9,667,000 in the second quarter of 1994. The reduction in revenues is primarily a result of lower sales volume in the second quarter of 1995. Gross sales volume declined $90 million or 64% from the second quarter of 1994, primarily as a result of the reconfiguring of the Company's Florida operations. In addition, interest rate competition, particularly from certificates of deposit ("CDs"), and the ongoing regulatory climate negatively impacted sales volume. See "Trends and Uncertainties." Annuity sales volume decreased 72% while mutual fund sales volume increased 26%.

Total revenues (including non-recurring revenue) for the first six months of 1995 were $10,168,000 versus $19,193,000 for the comparable prior year period, a decrease of $9,025,000 or 47%. This decrease in revenues is also primarily attributable to a decrease in overall gross sales volume, which declined 63%.

Total expenses for the quarters ended June 30, 1995 and 1994 were $4,773,000 and $9,094,000, respectively. This $4,321,000 or 48%
decrease is attributable to:

- -    A $1,928,000 or 51% reduction in fees to financial
     institutions due to lower sales volume. The reduction in such fees is not in proportion to the reduction in sales volume due to the increase in fee rates paid to certain institutions which extended their contracts with the Company during the second half of 1994. In addition, asset-based fees to financial institutions increased due to an increase in the average accumulated value of assets on which such fees are paid since the second quarter of 1994.

- -    A $1,800,000 or 41% reduction in the remaining base
     operating expenses (which includes amortization of goodwill in the second quarter of 1994) primarily due to the restructuring and downsizing of the Company's administrative and sales management functions during 1994 and early 1995 and a reduction in the number of field sales personnel due primarily to the reconfiguring of the Company's Florida operations.

- -    A $298,000 or 57% reduction in salespersons' commissions
     also due to lower sales volume. The decrease in salespersons' commissions is not in proportion to the decrease in sales volume due to a revised incentive compensation structure which increased salespersons' commission rates beginning in the first quarter of 1995.

- -    A $295,000 or 85% reduction in legal fees related to the
     Company's ongoing administrative proceedings with the Florida Department of Insurance.

For the same reasons, total expenses for the six months ended
June 30, 1995 decreased $8,878,000 or 47% to $10,015,000 from
$18,893,000 in the first half of 1994.

Second Quarter 1995 Compared to First Quarter 1995

The Company realized a net loss of $335,000 (after a tax benefit of $224,000) or $0.05 per share in the second quarter of 1995 compared to net income of $419,000 (after tax provision of $293,000) or $.07 per share in the first quarter of 1995. Included in the first quarter of 1995 was non-recurring revenue related to a client financial institution's payment for the right to hire certain employees of the Company and certain other services in the amount of $1,308,000 (or $785,000 after tax provision of $523,000). Without the non-recurring revenue, the Company would have posted a net loss of $366,000 (after a tax benefit of $230,000) or $0.06 per share for the first quarter of 1995.

Total revenues for the second quarter of 1995 were $4,214,000 compared to $4,646,000 (excluding the non-recurring revenue mentioned above) in the first quarter of 1995. Total expenses in the second quarter of 1995 were $4,773,000 versus $5,242,000 in the first quarter of 1995, a reduction of $469,000.

Decreasing sales production levels, mostly due to the reconfiguring of the Florida operations and interest rate competition, was the primary factor contributing to the results of operations (excluding non-recurring revenue).

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
As of June 30, 1995, the Company had cash and cash equivalents plus short-term investments of approximately $3,068,000, a decrease of approximately $1,079,000 from $4,147,000 in cash and cash equivalents plus short-term investments as of December 31, 1994. Significant uses of such amounts include the following:

- -    Payments totaling approximately $370,000 made in the first and second quarters of 1995 which consist of payments made in connection with the Company's restructuring and payroll related expenses. The payroll related expenses were primarily vacation accruals for employees terminated during the first quarter of 1995. All of these amounts were accrued as of December 31, 1994.

- -    Pre-tax amounts used in operations of $501,000 in the first six months of 1995; while pre-tax income for the six months was $153,000, pre-tax income includes revenues of $654,000 to be received in monthly cash installments during the second half of 1995 from the previously mentioned non-recurring income of $1,308,000 recorded in the first quarter of 1995.

Due to the Company's cash position and in light of the payments due over the remaining six months of 1995 from one of the Company's financial institution clients, management expects the Company will meet its operating and capital expenditure needs for the remainder of its current fiscal year.

TRENDS AND UNCERTAINTIES
- ------------------------

Barnett Banks, Inc.

During the past six months, the Company has restructured its relationship with its Florida client, Barnett Banks, Inc. ("Barnett"), with
Barnett hiring many of the Company's Florida-based sales employees for an internal sales staff. Early in the second quarter of 1995, the Company proposed a newly-developed program of integrated support services to Barnett. Pursuant to this proposal, Barnett would assume all sales and marketing activities related to the annuity sales program and the Company would continue to provide back-office and customer support services. Discussions continue regarding the future relationship between the Company and Barnett, if any. In the meantime, the number of appointments made for the Company's specialists during the second quarter was significantly lower than in the comparable 1994 period and management cannot predict when or if this situation will improve.

Declining Revenues

During the second quarter of 1995, the Company experienced a continued decline in revenues due to declining sales volumes. Gross sales volume declined 11% from the first quarter. Over 78% of this decline resulted from a sales volume decrease of almost 26% at Barnett.

A slow start-up of Barnett's internal single point referral program was the primary reason for the reduced sales volume in the Company's Florida operations. The number of initial appointments dropped 78% from the fourth quarter 1994 level. As in past quarters, management believes that the changing regulatory climate and negative news media coverage about the sales of annuities, insurance and mutual funds products through financial institutions also contributed to the low production. Interest rate competition also affected sales volumes during the second quarter. Our financial institution clients continued aggressively pursuing deposit growth by offering attractive interest rates on bank deposits which compete with the Company's products. As a result, the spread between fixed annuity rates offered by the Company's provider companies and one-year CD rates available at our financial institution clients remained narrow.

Most of these factors are outside the Company's control and, accordingly, management cannot predict when or if they will change or cease to affect sales volumes.

Regulatory Environment

The Company and its financial institution clients operate in a highly regulated environment. Both state and federal laws govern the manner in which insurance agencies, broker-dealers and financial institutions may make annuities, insurance products and mutual funds available to customers of financial institutions. Recently, federal banking regulators, the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. have focused attention in this area. In addition, legislation is pending before the U.S. Congress that would impact the ability of financial institutions to market and underwrite annuities and insurance products as well as mutual funds and other securities. Changes in, or interpretations of, the laws and regulations governing these activities or changes in the implementation or enforcement of such laws and regulations could affect the ability of, and the means by which, the Company and its financial institution clients make annuities, insurance products and mutual funds available to customers of banks, savings and loan associations and thrifts.

                   PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Stockholders of JMC Group, Inc.
          was held on May 1, 1995. The following matter was submitted to a vote of security holders:

          Election of Directors:  James K. Mitchell, Brian J.
          Finneran and Robert G. Sharp were elected to serve a three-year term, until the annual meeting of stockholders in 1998, or until their successors are duly elected.

               The tally of voting for each nominee was as follows:

                                          For         Withheld
               James K. Mitchell        5,060,500     68,770
               Brian J. Finneran        5,084,057     45,213
               Robert G. Sharp          5,084,057     45,213

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






Date:     August 11, 1995               /s/James K. Mitchell
                                      -------------------------------------
                                      James K. Mitchell, Chairman and
                                      Chief Executive Officer



Date:     August 11, 1995               /s/D. Mark Carlson
                                      -------------------------------------
                                      D. Mark Carlson, Senior Vice
                                      President and Chief Financial Officer