Form 10-Q
period 1995-09-30
JMC GROUP INC
filed 1995-11-14
CIK 746425

______________________________________________________________________________

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                     _______________________

                            Form 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                     _______________________


For the Quarterly Period ended                 Commission File Number
      September 30, 1995                               0-12926
                     _______________________

                         JMC GROUP, INC.
     (Exact name of registrant as specified in its charter)

          Delaware                                95-2627415
 (State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification No.)


   9710 Scranton Road, Suite 100, San Diego, California  92121
   (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  619-450-0055

                     _______________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                      Yes       X       No
                              -----
     As of September 30, 1995, the registrant had 6,198,898
shares of its common stock, $.01 par value, issued and
outstanding.
_____________________________________________________________________________

                 PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


          The financial statements as of and for the periods ended September 30, 1995 reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the periods presented.

          The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date. It is recommended that these financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1994. Certain balance sheet items at December 31, 1994 were reclassified to conform with the format of the balance sheet at September 30, 1995.





                       JMC GROUP,INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)

                                                     September 30, December 31,
                                                          1995        1994
       ASSETS                                       -------------- ------------
 CURRENT ASSETS
    Cash and cash equivalents                       $   2,516,521  $  3,610,888
    Short-term investments                                700,000       536,000
    Cash segregated under securities regulations          701,358        47,746
    Receivables from insurance companies                  941,664     1,425,466
    Receivable from financial institution               3,869,007             -
    Income taxes receivable                                     -       168,992
    Deferred tax asset                                     12,067       424,584
    Other assets                                          370,859       354,261
                                                    -------------- ------------
          TOTAL CURRENT ASSETS                          9,111,476     6,567,937

    Furniture, equipment and leasehold improvements-
      net of accumulated depreciation and
      amortization of $1,569,576 in 1995 and
      $1,321,307 in 1994                                  480,119       677,155

    Asset-based fees purchased - net of accumulated
      amortization of $379,720 in 1995 and $ 261,290    1,017,410     1,135,839
      in 1994                                       -------------- ------------

         TOTAL ASSETS                               $  10,609,005  $  8,380,931
                                                    -------------- ------------
       LIABILITIES & STOCKHOLDERS' EQUITY           -------------- ------------
  CURRENT LIABILITIES
    Accrued fees to financial institutions          $     641,678  $    978,542
    Customer funds segregated under securities
    regulations                                           701,358        47,746
    Accrued expenses and other liabilities              1,039,194       878,172
    Income tax payable                                    575,343             -
    Accrued restructuring expenses                        103,678       294,675
    Allowance for contract cancellations                   77,224       390,539
    Accrued payroll and related expenses                  293,851       531,559
                                                    -------------- ------------
        TOTAL CURRENT LIABILITIES                       3,432,326     3,121,233

  STOCKHOLDERS' EQUITY
    Preferred stock, no par value; authorized
    5,000,000 shares                                            -             -
    Common stock, $.01 par value; authorized
      20,000,000 shares; issued and outstanding
      6,198,898 shares in 1995 and 1994                    61,989        61,989
    Additional paid-in-capital                            624,851       624,851
    Retained earnings                                   6,489,839     4,572,858
                                                    -------------- ------------
        TOTAL STOCKHOLDERS' EQUITY                      7,176,679     5,259,698
                                                    -------------- ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  10,609,005  $  8,380,931
                                                    -------------- ------------
                                                    -------------- ------------

                       JMC GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                    Three Months Ended,
                                                      September 30,
                                                     1995        1994
    REVENUES                                     ----------- ------------
      Commissions                                $ 3,453,664 $ 7,708,117
      Net gain on sale of rights to certain
      future asset-based fee revenues              3,311,948           -
      Interest                                        50,891      67,317
      Other                                          444,265       4,500
                                                 ------------ -----------
         TOTAL REVENUES                            7,260,768   7,779,934
                                                 ----------- ------------
                                                 ----------- ------------
    EXPENSES
      Employee compensation and benefits           1,805,432   3,079,108
      Fees to financial institutions               1,541,022   3,004,612
      Professional fees                              120,196      94,329
      Rent                                           130,958     187,028
      Telephone                                       86,834      96,934
      Depreciation and amortization                  102,628     312,886
      Other general and administrative expenses      418,608     445,931
      Goodwill write-off                                   -   2,516,683
      Restructuring charges                                -     557,002
                                                 ----------- ------------
         TOTAL EXPENSES                            4,205,678  10,294,513
                                                 ----------- ------------
         INCOME (LOSS) BEFORE INCOME TAXES         3,055,090  (2,514,579)

    INCOME TAX PROVISION                           1,222,301      90,126
                                                 ----------- ------------
              NET INCOME  (LOSS)                 $ 1,832,789 $(2,604,705)
                                                 ----------- ------------
                                                 ----------- ------------
    EARNINGS (LOSS) PER SHARE:

              NET INCOME (LOSS)                   $     0.30 $     (0.40)
                                                 ----------- ------------
                                                 ----------- ------------
         WEIGHTED AVERAGE SHARES                   6,198,898   6,524,898



          JMC GROUP, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS
                     (UNAUDITED)


                                                    Nine Months Ended,
                                                       September 30,
                                                     1995       1994
    REVENUES                                      -----------  ------------
      Commissions                                 $12,147,822  $26,773,898
      Net gain on sale of rights to certain
        future asset-based fee revenues             3,311,948            -
      Interest                                        165,611      137,635
      Other                                         1,803,211       61,737
                                                  -----------  ------------
         TOTAL REVENUES                            17,428,592   26,973,270
                                                  -----------  ------------
    EXPENSES
      Employee compensation and benefits            5,999,296   10,417,906
      Fees to financial institutions                5,416,232   10,866,293
      Professional fees                               532,141    1,190,247
      Rent                                            396,161      538,549
      Telephone                                       282,081      378,235
      Depreciation and amortization                   305,333      951,372
      Other general and administrative expenses     1,289,457    1,771,461
      Goodwill write-off                                    -    2,516,683
      Restructuring charges                                 -      557,002
                                                  -----------  ------------
         TOTAL EXPENSES                            14,220,701   29,187,748
                                                  -----------  ------------
         INCOME (LOSS) BEFORE INCOME TAXES          3,207,891    (2,214,478)

    INCOME TAX PROVISION                            1,290,910      352,538
                                                  -----------  ------------
              NET INCOME  (LOSS)                   $1,916,981  $(2,567,016)
                                                  -----------  ------------
                                                  -----------  ------------

    EARNINGS (LOSS) PER SHARE:

              NET INCOME  (LOSS)                  $      0.31  $     (0.39)
                                                  -----------  ------------
                                                  -----------  ------------
         WEIGHTED AVERAGE SHARES                    6,198,898    6,522,439


                       JMC GROUP,INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                          Nine Months Ended,
                                                            September 30,
                                                          1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:                ------------ ------------
  Net income (loss)                                  $ 1,916,981  $(2,567,016)
   Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities:
   Depreciation and amortization                         305,333      951,372
   Goodwill write-off                                          -    2,516,683
   Amortization of asset-based fees purchased            118,429      129,210
   Deferred tax provision                                412,517      173,405
   Changes in assets and liabilities:
     Cash segregated under securities regulations       (653,612)           -
     Receivables from insurance companies                483,802      457,347
     Receivable from financial institution            (3,869,007)           -
     Income taxes payable, net                           744,335      947,138
     Other assets                                        (57,862)     (83,518)
     Accrued fees to financial institutions             (336,864)    (577,936)
     Customer funds segregated under securities
       regulations                                       653,612            -
     Accrued expenses and other liabilities              161,022     (214,938)
     Accrued restructuring expenses                     (190,997)     546,199
     Allowance for contract cancellations               (313,315)    (268,886)
     Accrued payroll and related expenses               (237,708)    (144,268)
     Reserve for discontinued operations                       -     (426,380)
                                                     ------------ ------------
      NET CASH PROVIDED (USED) BY OPERATING
        ACTIVITIES                                      (863,334)   1,438,412
                                                     ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of furniture, equipment and leasehold
       improvements                                      (67,033)    (121,850)
     Purchase of short-term investments                 (164,000)  (1,802,090)
     Redemption of short-term investments                      -    2,559,055
                                                     ------------ ------------
      NET CASH PROVIDED (USED) BY INVESTING
        ACTIVITIES                                      (231,033)     635,115
                                                     ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of common stock                                -   (1,963,331)
     Proceeds from stock options exercised                     -       57,360
     Dividends paid                                            -     (478,391)
     Other financing activities                                -        6,909
                                                     ------------ ------------
      NET CASH USED BY FINANCING ACTIVITIES                    -   (2,377,453)
                                                     ------------ ------------
      NET DECREASE IN CASH AND CASH EQUIVALENTS       (1,094,367)    (303,926)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       3,610,888    1,418,936
                                                     ------------ ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 2,516,521  $ 1,115,010
                                                     ------------ ------------
                                                     ------------ ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
  Interest                                           $         -  $     4,305
  Income taxes                                       $    89,450  $    75,175



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

1995 Compared to 1994

The Company realized net income of $1,833,000 (or $0.30 per share) in the third quarter of 1995 compared to a net loss of $2,605,000 (or $0.40 per share) in the third quarter of 1994. As more fully described below, third quarter 1995 results include revenues totaling $3,755,000 from the Company's Florida financial institution client which consist of the net gain of $3,312,000 ($1,987,000 or $0.32 per share after estimated tax provision) on the sale of the rights to certain future asset-based fee revenues and $443,000 in transition fees which are included in other revenues. See "Trends and Uncertainties--Barnett Banks, Inc." Included in the net loss for the third quarter of 1994 were one-time pre-tax charges totaling $3,074,000 related to the acceleration of the write-off of goodwill and restructuring charges. Excluding the net gain on the sale of the rights to certain future asset-based fee revenues from the third quarter of 1995, the Company would have reported a net loss of $154,000 (after estimated tax benefit of $103,000) or $0.02 per share.

For the nine months ended September 30, 1995, the Company reported net income of $1,917,000 (or $0.31 per share) compared to a net loss of $2,567,000 (or $0.39 per share) during the first nine months of 1994. In addition to the previously-mentioned net gain on the sale of the rights to certain future asset-based fee revenues and transition fees, 1995 nine-month results include revenues of $1,308,000 ($785,000 or $0.13 per share after estimated tax provision) related to the Company's Florida client financial institution's payment for the right to hire certain employees of the Company's wholly-owned subsidiary and certain other services. Excluding the payment for the right to hire personnel and the net gain on the sale of the rights to certain future asset-based fee revenues in the nine-month period in 1995, the Company would have realized a net loss of $855,000 or $0.14 per share for the nine-month period ending September 30, 1995.

Total revenues for the quarter ended September 30, 1995 were $7,261,000, a decrease of $519,000 or 7% from $7,780,000 in the third quarter of 1994. Third quarter 1995 revenues include the following:

- A net gain in the amount of $3,312,000 on the sale of the rights to certain future asset-based fee revenues to the Company's Florida financial institution client. This net gain reflects a sales price of $3,435,000 offset by expenses of $123,000 related to the shutdown of operations which would have been used to support the future asset-based fee revenues sold.

- Transition fees of $443,000 which are included in other revenues. The transition fees were intended to cover the cost of operating the Florida operations during a transitional period prior to termination of the Company's relationship with its Florida financial institution client. See "Trends and Uncertainties--Barnett Banks, Inc." Revenues recognized in the third quarter of 1995 represent those transition fees earned through September 30, 1995. For purposes of analyzing revenues from operations, these transition fees have been included as they relate to services performed. As such, all expenses related to transition operations through September 30, 1995 are included in total operating expenses for the third quarter.

Excluding the net gain in the third quarter of 1995, total revenues would have been $3,949,000, a decrease of $3,831,000 or 49% from the third quarter of 1994. The decrease in revenues is primarily a result of lower sales volumes which declined $68 million or 61% in the third quarter of 1995 from the similar quarter in 1994. The sales decline is the result of the reconfiguration and ultimate termination of the Company's Florida operations as well as interest rate competition, particularly from Certificates of Deposit. In addition, declining gross revenue rates resulting from changes in product mix negatively impacted third quarter 1995 revenues. During the third quarter of 1995, mutual fund sales were 48% of total sales compared to 11% in the third quarter of 1994. The Company also experienced a significant shift in the mix of insurance products sold. Fixed annuities accounted for 83% of annuity sales in the third quarter of 1994 but only 47% of annuity sales in the comparable 1995 third quarter. This change in product mix resulted in a 21% decrease in the gross revenue rate on all products sold in the third quarter of 1995 versus the third quarter of 1994. See "Trends and Uncertainties--Declining Revenues."

Total revenues for the first nine months of 1995 were $17,429,000 versus $26,973,000 in the same period of 1994, a decrease of $9,544,000 or 35%. Excluding the previously-mentioned one-time payments for the right to hire personnel and the net gain on the sale of the rights to certain future asset-based fee revenues, revenues for the first nine months would have been $12,809,000, a decrease of $14,164,000 or 53% from the same period in 1994. The decrease in revenues in the 1995 nine-month period is also primarily a result of a decrease in sales volume (which decreased 63% when compared to the 1994 period), and lower gross revenue rates as the sale of mutual fund and variable annuity products increased as a percentage of total sales. In addition, interest rate competition and the ongoing regulatory climate negatively impacted sales volume. As previously discussed, sales volumes decreased due to the reconfiguration and ultimate shutdown of the Company's Florida operations. This factor alone accounted for 85% of the decrease. During the first nine months of 1995, mutual fund sales were 31% of total sales versus 10% in the same period of 1994. The change in product mix resulted in a decrease of 10% in the gross revenue rate for the nine months ended September 30, 1995.

Total expenses for the quarter ended September 30, 1995 were $4,206,000 compared to $10,295,000 (or $7,221,000 excluding the one-time charges of $3,074,000) in the third quarter of 1994. Excluding the one-time charges in the 1994 third quarter, expenses would have decreased $3,015,000 or 42% in 1995 compared to the third quarter of 1994. The primary reasons for the decrease are as follows:

- A $1,464,000 or 49% reduction in fees to financial institutions due to lower sales volume. The reduction in such fees is not in proportion to the reduction in sales volume due to the increase in fee rates paid to certain institutions which extended their contracts with JMC during the second half of 1994. In addition, asset-based fees to financial institutions increased due to an increase in the average accumulated value of assets on which such fees are paid since the third quarter of 1994.

- A $1,437,000 or 37% reduction in the remaining base operating expenses primarily due to the restructuring and downsizing of the Company's administrative and sales management functions during 1994 and early 1995 and a reduction in the number of field sales and administrative personnel related to the reconfiguration and ultimate shutdown of the Company's Florida operations.

Total expenses for the nine months ended September 30, 1995 and 1994 were $14,221,000 and $29,188,000 (or $26,114,000 without one-time charges )
respectively. Excluding the one-time charges in 1994, total expenses would have decreased $11,893,000 or 46% in the 1995 nine-month period versus the comparable 1994 period. The decrease in expenses during the nine-month period is also the result of a reduction in fees to financial institution clients and base operating expenses. In addition, legal fees related to the Company's administrative proceedings with the Florida Department of Insurance decreased $590,000 or 81% when compared to the nine months ended September 30, 1994.

Third Quarter 1995 Compared to Second Quarter 1995

The Company reported net income of $1,833,000 (after estimated tax provision of $1,222,000) or $0.30 per share in the third quarter of 1995 compared to a net loss of $335,000 (after tax benefit of $224,000) or $0.05 per share in the second quarter of 1995. As more fully described above, third quarter 1995 results include revenues totaling $3,755,000 from the Company's Florida financial institution client which consist of the net gain of $3,312,000 ($1,987,000 or $0.32 per share after estimated tax provision) on the sale of the rights to certain future asset-based fee revenues and $443,000 in transition fees which are included in other revenues. Excluding the net gain but including the transition fees, the Company would have reported a net loss of $154,000 (after estimated tax benefit of $103,000) or $0.02 per share for the quarter ended September 30, 1995.

Total revenues for the third quarter of 1995 (excluding the gain on the sale of the rights to certain future asset-based fee revenues) were $3,949,000 compared to $4,214,000 in the second quarter of 1995 (a decrease of $265,000 or 6%). Total expenses in the third quarter of 1995 were $4,206,000 versus $4,773,000 in the second quarter of 1995, a reduction of $567,000 or 12%.

Decreasing sales production levels, primarily due to the reconfiguration and ultimate shutdown of the Company's Florida operations, interest rate competition, and lower gross revenue rates due to changes in product mix were the primary factors contributing to the results of operations (excluding non-recurring revenue).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 1995, the Company had cash and cash equivalents plus short-term investments of approximately $3,217,000, a decrease of approximately $930,000 from $4,147,000 in cash and cash equivalents plus short-term investments as of December 31, 1994. Significant uses of such amounts include the following:

- Payments totaling approximately $382,000 made in the first nine months of 1995 in connection with the Company's restructuring and payroll related expenses. The payroll related expenses were primarily vacation accruals for employees terminated during the first quarter of 1995. All of these amounts were accrued as of December 31,1994.

- Pre-tax amounts used in operations of $548,000 in the first nine months of 1995; while pre-tax income for the nine months was $3,208,000, this includes revenues of $3,748,000 which were recognized in the first nine months of 1995, but where cash payments will be made in the fourth quarter of 1995. This amount relates to the sale of the rights to certain future asset-based fee revenues plus the remaining payments due on installment from the revenue recognized in the first quarter of 1995 on the sale of rights to hire personnel.

The Company's liquidity and capital resources will be impacted significantly as a result of the sale of the rights to certain future asset-based fee revenues. The Company received $3.4 million in cash proceeds from this transaction at the beginning of the fourth quarter. Assuming certain contingencies are met, the remaining consideration for the sale is expected to be received in the fourth quarter of 1995. However, as this was a sale of the rights to receive certain future revenues, the Company will not receive these asset-based fees in future periods. Accordingly, commencing in September 1995, monthly asset-based fee revenues on the existing block of annuity and insurance business as of September 30, 1995 will be reduced from a net of approximately $163,000 to a net of approximately $82,000 per month ($196,000 in gross revenue less $114,000 in related fees to financial institutions). The Company's asset-based fee revenue is a function of the total accumulated value of annuity and insurance assets in-force. This value continues to grow as new annuity policies are sold and old policies continue to increase in value.

TRENDS AND UNCERTAINTIES
------------------------

Barnett Banks, Inc.

During the third quarter of 1995, the Company entered into an agreement in principle with its Florida client, Barnett Banks, Inc. ("Barnett"), to assist Barnett in the transition of its annuity marketing program to an internal bank-operated program. Under the terms of the agreement in principle, JMC would receive $4.5 million in transition fees and in consideration for its sale to Barnett of the rights to certain future asset-based fee revenue on the in force annuity business with Barnett customers. Following the completion of the transition period, Barnett would assume responsibility for all aspects of its ongoing annuity sales program Definitive agreements consistent with the agreement in principle were signed on October 19, 1995. The transition period ended on October 31, 1995 and JMC's Florida operations were shutdown in early November, 1995.

JMC recorded $3,755,000 in revenues during the third quarter from transition fees and the net gain on the sale of the rights to certain future asset-based fee revenues to Barnett. See "Results of Operation-- 1995 Compared to 1994." If the remaining contingencies are met, the Company will record additional revenues from the Barnett transaction in the fourth quarter of 1995.

Declining Revenues

During the third quarter of 1995, the Company experienced a continued decline in revenues. The decrease was primarily attributable to declining sales volumes and reduced gross revenue rates resulting from a shift in the mix of products sold away from fixed annuities towards variable annuities and mutual funds which pay lower commission rates.

Gross sales volume declined approximately $8,015,000 or 16% from the second quarter. This decline resulted from a sales volume decrease of 74% or approximately $10,585,000 at Barnett offset, in part, by increased production at other active bank clients. The transition of Barnett's annuity sales program to an internal bank-operated program was the primary reason for the reduced sales volume in the Company's Florida operations.
As in past quarters, management believes that interest rate competition also affected sales volumes during the third quarter. Our financial institution clients continued aggressively pursuing deposit growth by offering attractive interest rates on bank deposits which compete with the Company's products. As a result, the spread between fixed annuity rates offered by the Company's provider companies and one-year CD rates available at our financial institution clients remained narrow.

The interest rate environment also impacted product mix and changes in the product mix negatively impacted the Company's gross revenue rates. See "Results of Operations--1995 Compared to 1994." As interest rates on fixed annuities came under increasing competition and the stock market rose, the product mix shifted to mutual fund and variable annuity products which provide the opportunity for customers to realize higher returns, but pay lower commission rates to the Company. Mutual funds represented 48% of total sales in the third quarter of 1995 compared to 31% in the second quarter. In addition, variable annuity products accounted for 53% of 1995 third quarter annuity sales volume versus 32% in the second quarter.
During the first quarter of 1995, mutual funds accounted for only 20% of total sales and variable annuities represented 19% of annuity sales volume.

Most of these factors are outside the Company's control and, accordingly, management cannot predict when or if they will change or cease to affect revenues. If interest rates increase or the return on equity-type investments decreases, management believes that the product mix will stabilize and potentially move towards a higher percentage of fixed rate annuity products. Management cannot predict interest rate movement or stock market performance and their can be no assurance that product mix will react as management anticipates.

Management has responded to these events by developing an expanded choice of alternative programs for bank clients and intensifying its marketing efforts for new case acquisition. In addition, management has also reduced operating expenses in an effort to bring them in line with revenues.

                   PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          On July 7, 1995, the Florida Department of Insurance (the "Department") issued a Final Order in its administrative proceeding against the Company which was commenced on March 11, 1993. The enforcement of the majority of the Final Order has been stayed pending appeal and JMC has complied with all other aspects of the Final Order.

          The Final Order is similar in many respects to the Recommended Order which was issued by an administrative hearing officer in August 1994. The Department found that JMC was not involved in an unlawful association with its Florida financial institution client with regard to the sale of annuities. JMC was ordered to cease and desist from certain advertising and sales practices which the Department found to be in violation of provisions of Florida insurance law regarding deceptive advertising and sales practices. It also requires JMC to obtain an insurance agency license prior to engaging in any activity which by state law may be performed only by a licensed agent and revokes the Florida insurance license of James K. Mitchell, Chairman and Chief Executive Officer of the Company.

          The Company has filed an appeal of the Final Order. Until the Final Order was issued, JMC was limited to participating in an administrative proceeding before what management believes was a politically-motivated state agency. Management believes that many of its strongest arguments could not be raised in the administrative proceeding. These issues will be raised in the appeal before what management hopes is an impartial judicial forum.

          Effective October 31, 1995, JMC concluded its relationship with its Florida financial institution client. See "Management's Discussion and Analysis of
          Financial Condition and Results of Operations--Trends and Uncertainties--Barnett Banks, Inc."

          The Company's broker-dealer subsidiary, Priority Investment Services, Inc. (formerly Spear Rees & Co.), is named as a defendant in lawsuits arising out of the sale of real estate limited partnerships to customers of Spear Rees & Co. Spear Rees & Co. was a full service brokerage firm. The sponsoring general partner and the partnerships themselves are in bankruptcy proceedings as a result of allegations of mismanagement and improprieties in connection with the offering. Although the ultimate outcome of these lawsuits cannot be predicted with certainty, management believes that the Company has meritorious defenses in these matters.


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

               The following exhibit is filed herewith:

               27     Financial Data Schedule

          b.)  Reports on Form 8-K.

               On September 1, 1995, the Company filed a report on Form 8-K concerning the entry of a Final Order in its proceedings before the Florida Department of Insurance.


                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:     November 13, 1995             /s/James K. Mitchell
                                        --------------------------------------
                                        James K. Mitchell, Chairman and
                                        Chief Executive Officer






Date:     November 13, 1995             /s/D. Mark Carlson
                                        --------------------------------------
                                        D. Mark Carlson, Senior Vice President
                                        and Chief Financial Officer