Form 10-Q/A
period 1995-09-30
JMC GROUP INC
filed 1995-11-14
CIK 746425

______________________________________________________________________________

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                     _______________________


                        Amendment No. 1 to
                            Form 10-Q

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


                      Yes       X       No
                              -----
     As of September 30, 1995, the registrant had 6,198,898
shares of its common stock, $.01 par value, issued and
outstanding.
_____________________________________________________________________________
The purpose of this amendment is to correct the number of weighted average shares on the face of the consolidated statements of operations for the quarter and nine months ended September 30, 1995.



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
                                                    -------------- ------------
                                                    -------------- ------------

                       JMC GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                    Three Months Ended,
                                                      September 30,
                                                     1995        1994
    REVENUES                                     ----------- ------------
      Commissions                                $ 3,453,664 $ 7,708,117
      Net gain on sale of rights to certain
      future asset-based fee revenues              3,311,948           -
      Interest                                        50,891      67,317
      Other                                          444,265       4,500
                                                 ------------ -----------
         TOTAL REVENUES                            7,260,768   7,779,934
                                                 ----------- ------------
                                                 ----------- ------------
    EXPENSES
      Employee compensation and benefits           1,805,432   3,079,108
      Fees to financial institutions               1,541,022   3,004,612
      Professional fees                              120,196      94,329
      Rent                                           130,958     187,028
      Telephone                                       86,834      96,934
      Depreciation and amortization                  102,628     312,886
      Other general and administrative expenses      418,608     445,931
      Goodwill write-off                                   -   2,516,683
      Restructuring charges                                -     557,002
                                                 ----------- ------------
         TOTAL EXPENSES                            4,205,678  10,294,513
                                                 ----------- ------------
         INCOME (LOSS) BEFORE INCOME TAXES         3,055,090  (2,514,579)

    INCOME TAX PROVISION                           1,222,301      90,126
                                                 ----------- ------------
              NET INCOME  (LOSS)                 $ 1,832,789 $(2,604,705)
                                                 ----------- ------------
                                                 ----------- ------------
    EARNINGS (LOSS) PER SHARE:

              NET INCOME (LOSS)                   $     0.30 $     (0.40)
                                                 ----------- ------------
                                                 ----------- ------------
         WEIGHTED AVERAGE SHARES                   6,200,181   6,524,898



          JMC GROUP, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS
                     (UNAUDITED)


                                                    Nine Months Ended,
                                                       September 30,
                                                     1995       1994
    REVENUES                                      -----------  ------------
      Commissions                                 $12,147,822  $26,773,898
      Net gain on sale of rights to certain
        future asset-based fee revenues             3,311,948            -
      Interest                                        165,611      137,635
      Other                                         1,803,211       61,737
                                                  -----------  ------------
         TOTAL REVENUES                            17,428,592   26,973,270
                                                  -----------  ------------
    EXPENSES
      Employee compensation and benefits            5,999,296   10,417,906
      Fees to financial institutions                5,416,232   10,866,293
      Professional fees                               532,141    1,190,247
      Rent                                            396,161      538,549
      Telephone                                       282,081      378,235
      Depreciation and amortization                   305,333      951,372
      Other general and administrative expenses     1,289,457    1,771,461
      Goodwill write-off                                    -    2,516,683
      Restructuring charges                                 -      557,002
                                                  -----------  ------------
         TOTAL EXPENSES                            14,220,701   29,187,748
                                                  -----------  ------------
         INCOME (LOSS) BEFORE INCOME TAXES          3,207,891    (2,214,478)

    INCOME TAX PROVISION                            1,290,910      352,538
                                                  -----------  ------------
              NET INCOME  (LOSS)                   $1,916,981  $(2,567,016)
                                                  -----------  ------------
                                                  -----------  ------------

    EARNINGS (LOSS) PER SHARE:

              NET INCOME  (LOSS)                  $      0.31  $     (0.39)
                                                  -----------  ------------
                                                  -----------  ------------
         WEIGHTED AVERAGE SHARES                    6,200,136    6,522,439


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




Date:     November 14, 1995             /s/James K. Mitchell
                                        --------------------------------------
                                        James K. Mitchell, Chairman and
                                        Chief Executive Officer






Date:     November 14, 1995             /s/D. Mark Carlson
                                        --------------------------------------
                                        D. Mark Carlson, Senior Vice President
                                        and Chief Financial Officer