Form 10-K
period 1995-12-31
JMC GROUP INC
filed 1996-03-25
CIK 746425

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                               ----------------

    FOR THE FISCAL YEAR ENDED                      COMMISSION FILE NUMBER
        DECEMBER 31, 1995                                  0-12926

                               ----------------

                                JMC GROUP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              95-2627415
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

          9710 SCRANTON ROAD, SUITE 100, SAN DIEGO, CALIFORNIA 92121
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 619-450-0055

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.01 PER SHARE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                               ----------------

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 1996 was approximately $13,606,202 representing approximately 4,947,710 shares.

  As of February 29, 1996, the registrant had 6,198,898 shares of its common stock, $.01 par value, issued and outstanding.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

  JMC Group, Inc. (the "Company") is a Delaware corporation which was founded in 1983. Its executive offices are located at 9710 Scranton Road, Suite 100, San Diego, California 92121 and its telephone number is (619) 450-0055.

  The Company operates its business in one industry segment--annuity, insurance and mutual fund sales through financial institutions and the related servicing of products previously sold. This business has historically been carried out through the Company's subsidiaries, James Mitchell & Co. and its subsidiaries ("JMC") and Priority Investment Services, Inc. ("Priority"). JMC and Priority are structured marketing organizations that sell tax-advantaged annuities, insurance products and mutual funds as investment vehicles to customers of financial institutions through relationships with banks and savings and loan associations and thrifts. The Company's products consist primarily of fixed and variable annuities underwritten by independent life insurance companies (rated A or higher by A.M. Best) and mutual fund shares. In January of 1996, the Company modified its relationship with First Tennessee Bank National Association ("First Tennessee Bank") and Priority, which offered and sold mutual funds and annuities exclusively to customers of First Tennessee Bank. See "Material Customers." In addition, the Company terminated its relationship with Barnett Banks, Inc. ("Barnett")during 1995. See "Material Customers."

  Although the termination or modification of contracts with financial institutions usually ends new sales activities, JMC continues, in most cases, to provide services to the customers of the institution and earns fees for these services based on the accumulated asset value of the accounts being serviced. The First Tennessee Bank modification will result in JMC receiving such asset fees as well as additional fees for services contracted for in the new agreement. Barnett selected the option of acquiring JMC's right to such future asset-based fees and made a one time payment to JMC during 1995 for such right. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--1995 compared to 1994."

  During 1995, the average monthly accumulated value of assets being serviced, for such clients (excluding First Tennessee Bank and Barnett), was over $273 million generating annual 1995 revenues of $1,019,000.

  During 1995, the Company's subsidiaries entered into selling agreements with numerous additional distributors of mutual fund shares.

  During 1995, the Company further restructured its operations by closing down its Florida operations upon the termination of its contract with Barnett and moved the servicing of its Tennessee customers to its corporate office upon the modification of its agreement with First Tennessee Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations, -- Results of Operations--1995 Compared to 1994-- Restructuring."

PRINCIPAL MARKETS AND METHODS OF DISTRIBUTION

  The principal market for JMC's services is banks, savings and loan associations and thrifts. Management believes that these types of financial institutions perceive a need to provide their customers with a wider mix of financial products, yet often lack the infrastructure and corporate culture to market products which are not traditional to financial institutions. In addition, these institutions are focusing on developing fee income as a major source of revenue. An independent marketing organization such as JMC provides these institutions with the ability to make such products available to their customers and receive fee income. Specifically, the Company believes the primary market for such services, in the future, is the small to medium size financial institution which would have more difficulty offering the depth of services the Company provides in a cost effective manner.

  Historically, the primary distribution method employed by the Company and its financial institution clients for the sale of annuities and insurance products has been a fully-managed alternative investment program. In most cases, this program is implemented by the establishment of a group trust at the institution, in which the client's customers may participate. The institution acts as trustee of the trust, and acquires annuities and insurance products for the benefit of the participants as they direct. The Company's subsidiaries act as the trustor and are appointed as the record keeping and servicing agent for the trust. Mutual fund products are generally sold directly by JMC's or Priority's employees to financial institution customers. In both cases, JMC's or Priority's structured retail marketing organization employs the retail sales force and thereby controls the point of sale.

  As a result of the streamlining of administrative and sales management functions accomplished in the 1994 restructuring and further consolidation in 1995, the Company has positioned itself to expand the type and nature of services which it provides and the manner in which they are delivered. In addition to its fully-managed program, the Company will contract with financial institution clients to provide other programs such as the dual employee program where the financial institution rather than the Company employs the retail sales force, or the integrated support services program ("ISS program") where the bank internalizes all sales functions while the Company provides appointment tracking, business processing and customer account servicing. The ISS program would enable the Company to deliver a competitive package of services which would enhance the effectiveness and efficiency of non-deposit alternative investment programs instituted and managed by financial institutions themselves. These services include product selection and due diligence, sales and appointment management tracking and reporting, annuity and mutual fund transaction processing, commission accounting, customer service, sales personnel licensing, sales and marketing support, and training programs. The Company commenced its first ISS program at First Tennessee Bank as of February 1, 1996. See "Material Customers" below.

  On January 28, 1996, the Company signed an exclusive marketing agreement with USBA Holdings, Ltd. ("USBA"), an Atlanta-based financial services company which provides financial institutions across the country with programs, products and financial expertise focused upon improving shareholder value. Under the agreement, JMC will gain exposure to nearly 4,000 financial institutions through the direct clients of US Banking Alliance, Diversified Consulting, Inc., PROACTIVE, Inc., and Financial Suppliers, Inc., all wholly-owned subsidiaries of USBA. JMC will become an integral part of USBA's package of products and services as the exclusive provider of mutual funds, insurance and annuity products to USBA's direct and indirect client financial institutions.

  Management believes the agreement benefits JMC by providing an immediate avenue for substantial new client growth as part of a comprehensive financial institution performance package. It benefits USBA by enhancing its offerings to clients through the addition of alternative investment products and services for its distribution system. Both parties hope to benefit from sales-based fee income from these products.

  This agreement is a result of JMC's strategic business plan to gain market share and increase revenues. USBA currently has approximately 1,000 diverse direct clients, most ranging in asset size from $100 million to $2 billion, with several clients ranging up to $5 billion in assets. In addition, USBA has exclusive agreements with data processors, trade associations and other industry product providers who serve approximately 3,000 financial institutions.

  The terms of the marketing agreement offer JMC access to the USBA network as the exclusive alternative investments provider. For this access, JMC granted USBA one million common stock warrants exercisable after January 1, 1997, at $2.50 per share. Under certain circumstances, the warrants would be immediately exercisable at a lower price of $1.4375 per share.

  USBA has established a program that offers banks a comprehensive analysis of their financial performance in key areas and compares them to peers with similar operating characteristics grouped by size, regions and markets. From this, USBA has generated an array of products and services intended to allow the institution to attract and retain customers, generate fee income and provide quality products and competitive positioning while enhancing efficiency and profitability. It is believed that the alliance with JMC augments these abilities since alternative investment programs are often an important avenue for banks to earn fee income while strengthening customer relationships.

  Under a separate consulting agreement, JMC paid USBA $1.25 million in cash to provide a strategic plan, training and preparation to help JMC shift focus into the new market segment to significantly increase market share over the next five years.

PRINCIPAL PRODUCTS

  The principal non-deposit investment products offered by JMC and Priority to customers of their financial institution clients are annuities, both fixed and variable, and mutual funds, including equity funds, fixed income funds and tax exempt funds. Annuities are primarily used as tax-deferred retirement savings vehicles. There is a penalty if funds are withdrawn before age 59 1/2 or within a specified period of time, usually 5 to 8 years. Unlike individual retirement accounts there is no maximum investment cap either annually or in total and contributions are not tax-deductible. Immediate annuities provide guaranteed income for a specified number of years or for an individual's lifetime.

  During 1995, the mix of annuities and insurance products sold by JMC was as follows: 65% fixed annuities and 35% variable and other annuities. The corresponding product mix percentages of annuities sold by the Company in 1994 and 1993 were 75% fixed/25% variable and other and 74% fixed/26% variable and other, respectively. Sales of annuities represented 65%, 90% and 94%, respectively, of total sales in each of 1995, 1994 and 1993. The gross revenue rate received by JMC on the sale of annuity products is significantly greater than the gross revenue rate received on mutual fund shares. In addition, the gross revenue rate received on fixed annuity products is greater than the gross revenue rate received on variable and other annuities. See "Managements Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations--1995 Compared to 1994" for further explanation of the impact of product mix on revenues and gross margin.

  The Company's subsidiaries have negotiated relationships with numerous national insurance providers and, during 1995, such subsidiaries sold the products of Keyport Life Insurance Company, The Life Insurance Company of Virginia, Aetna Life Insurance and Annuity Company, Liberty Life Assurance Company, Allianz Life Insurance Company of North America, Western and Southern Life Assurance Company and Transamerica Life Insurance and Annuity Company, among others. All of these companies have A or higher ratings from A.M. Best.

  The Company's subsidiaries' arrangements with each of its annuity and insurance provider companies are very similar. JMC or Priority, as the case may be, acts as an agent and sells the provider's products to customers of financial institution clients. In addition, the Company's subsidiaries handle certain administrative responsibilities and provide ongoing customer service. Both of these functions are often provided directly by the annuity and insurance provider in other agency relationships. The Company's subsidiaries earn commissions for the sale of the provider's products. In addition to the commission on the initial sale, they also earn a monthly asset-based fee on most products, based on the accumulated value of each contract for as long as the contract is in force and annuity payments have not started. Contracts with annuity and insurance providers are generally terminable by either party on thirty days' notice with regard to all of their provisions, except that the provider company continues to be obligated to pay the Company its monthly asset-based fee so long as there remains in force any accumulated value of contracts sold prior to termination of the contract. During 1995, the Company earned approximately $7.3 million in annuity commissions and $4.6 million in asset-based fee payments related to annuity contracts. Commissions are net of actual and projected chargebacks for surrenders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--1995 Compared to 1994" related to events impacting asset-based fee income during 1995 such as the net gain on the sale of rights to certain future asset-based fee revenue.

  Management believes that the Company's subsidiaries have maintained strong relations with their current annuity and insurance provider companies. Many of the products are developed jointly by the Company with the annuity and insurance provider companies specifically for use in the Company's programs. During 1995, one of the Company's target provider companies, LICOVA, entered into an agreement to be acquired by Great Northern Annuity Company (GNA), a competitor of the Company. While this acquisition will not be consummated until mid 1996, the impact on product availability is uncertain at this time. However, the Company continues to work with current and prospective provider companies to insure the availability of competitive consumer products.

  In connection with the sale of annuity and insurance products, neither JMC nor Priority assumes any of the underwriting risks or obligations of the insurance company itself. The Company conducts due diligence and has an established policy of selling only the products of insurance companies which it believes are highly-rated and financially sound.

  The Company's subsidiaries have agreements to sell mutual fund shares for a large number of highly-regarded mutual fund families, including Putnam, Federated, Fidelity, Oppenheimer, Flagship, Franklin-Templeton and American Capital. JMC and Priority receive commissions for the sale of mutual fund shares and, in most instances, receive ongoing asset-based fees for providing continuing customer service. In connection with the sale of mutual fund shares, JMC's and Priority's representatives act strictly as agents and neither company underwrites securities. The Company reviews the mutual fund families it offers to ensure that they provide what the Company believes to be an appropriate range of quality products. JMC, through its subsidiary JMC Financial Corporation ("JMC Financial") acts as a self-clearing agent and a clearing agent for Priority and First Tennessee Brokerage, Inc.

  The Company continues to work with and negotiate for new and more competitive products supplied by current and potential insurance carriers and thus believes that its business is not substantially dependent upon any one of these provider company contracts, and that if the products of any one of its suppliers were no longer available, they could be replaced by additional providers without a material adverse impact on the Company's results of operation or financial condition. As product competition increases, however, the Company may have to lower its compensation in order to generate higher rates of return to customers in order to increase or maintain production levels.

MATERIAL CUSTOMERS

  During 1995, Barnett, Central Fidelity National Bank ("Central Fidelity") and First Tennessee Bank accounted for approximately 31%, 30% and 22%, respectively, of the Company's commission revenues. During 1995, the Company terminated its relationship with Barnett Bank and modified its relationship with First Tennessee Bank. JMC's current contract with Central Fidelity expires on December 31, 1996, but is subject to termination or may be renewed upon written notice prior to that time.

  On January 31, 1996, the Company signed definitive agreements with First Tennessee Bank to provide for a transition of the Company's fully-managed alternative investment sales program to a newly-developed integrated support services program with an initial two-year term through 1997. The Company has developed this program to provide a variety of services to support alternative investment programs at banks utilizing an internal sales force to market mutual funds and annuities to its customers. The new services program enables First Tennessee Bank to internalize the sales functions of the Company's fully-managed program while maintaining the controls and efficiencies of the program's business processing and single-point customer service capabilities. Although the Company will no longer earn fees for the provision of a fully-managed sales program, the Company will generate revenues in the form of administration fees which provide for a minimum monthly payment of $25,000 through December 31, 1997. The fees will increase from such minimum level based on the success of the bank's internal sales program.

COMPETITION

  The Company operates in a very competitive environment and competes for client bank relationships with other third-party marketing firms. Some of its competitors are subsidiaries of major insurance and mutual fund companies that operate marketing organizations similarly targeting sales of annuities, insurance products and mutual fund shares to customers of banks, savings and loan associations and thrifts. Many of the organizations affiliated with underwriters and distributors have the ability to offer very attractive pricing to potential client financial institutions. The largest and most recognized organizations competing in this general field are Great Northern Annuity (GNA), Essex, Liberty Securities, Marketing One and INVEST. Some financial institutions also elect to manage annuity, insurance and mutual fund sales programs internally, rather than use an outside marketing firm. Generally it is the larger financial institutions who establish such internal programs. In addition, customers of financial institutions who might purchase products from the Company can obtain similar products from other licensed insurance agents, through stockbrokers and through financial institutions not affiliated with JMC.

  The principal method of competition is price. Product and service are also important competitive factors.

  From a competitive standpoint, management believes that many of the Company's sales management and administrative procedures and systems set it apart from its competitors and make its programs more attractive to potential financial institution clients than its competitors' programs. These include its proprietary sales and appointment tracking and reporting systems, which support its regimented sales management approach and its comprehensive recruiting procedures as well as established administrative procedures which insure efficient business processing and high level customer service. Selling is not left to chance or the individual methods of salespeople. Defined operating procedures are implemented. Sales specialists account for their time on a daily basis by communicating with one of the Company's two service centers. Individual sales specialists are also directly supervised by sales managers.

  The Company maintains an independence towards product distribution which it considers to be a competitive edge in terms of customer suitability and bank regulatory control. The independence is created through the Company's strong relationships with more than one insurance provider company as well as certain internal procedures, such as, product neutral incentive compensation for sales representatives. The result is the ability to offer a wide array of high-quality, attractive alternative non-deposit investment products to suit the needs of the customers of financial institutions. As banking regulators continue to emphasize the quality and suitability of non-deposit investment products sold through financial institutions, the ability of a marketing firm to provide a broad selection of suitable and attractive products to their customers will continue to be important to potential client financial institutions.

REGISTRATION AND LICENSING

  JMC and certain of its subsidiaries and Priority are required to be licensed to do business in certain states where they transact business. In addition, JMC Financial Corporation and Priority are registered broker-dealers with the Securities and Exchange Commission ("SEC"), are members of the National Association of Securities Dealers, Inc. ("NASD") and are required to be licensed or registered as a securities broker-dealers in certain states where they transact business. Finally, certain of JMC's subsidiaries and Priority must be licensed or registered as an insurance agency or agent in order to engage in business in certain states. Each of JMC and its subsidiaries and Priority are duly qualified to transact business, and are duly registered or licensed or exempt from the registration or licensing requirements of broker-dealers and entities which engage in securities and insurance businesses, in every state where management believes such entities should be so qualified, registered or licensed.

  Material federal, state and local regulations affecting the business of JMC and its subsidiaries and Priority include the Securities Exchange Act of 1934, as amended, the Investment Company Act of 1940, as amended, the securities and insurance laws of each state in which JMC and Priority do business and the local ordinances of each city and county in which JMC and Priority maintain an office.

REGULATION

  JMC and certain of its subsidiaries and Priority are subject to extensive state regulation in those states in which they are licensed to do insurance business. Each insurance department exercises jurisdiction over the licensing of agents, supervises the form and content of sales literature and other materials distributed to the public, and generally acts to protect consumers from misrepresentation and other unfair conduct. Legislation changing the substantive or procedural rules governing the insurance departments, insurers or agents may affect the mode of operation and profitability of insurance agencies. Insurance commissioners, to protect the public, may maintain administrative proceedings which could result in cease and desist orders, fines or the suspension or cancellation of an agent's license. (See "Legal Proceedings.")

  The securities industry in the United States is also subject to extensive regulation under both federal and state law. The SEC is the federal agency responsible for the administration of federal securities laws. Much of the regulation of broker-dealers has been delegated to the self-regulatory organizations, principally the NASD and the securities exchanges. Certain of the Company's subsidiaries are subject to regulation by the SEC and the NASD. The NASD conducts periodic examinations of member broker-dealers in accordance with rules it has adopted and amended from time to time, subject to approval by the SEC. These subsidiaries are also subject to regulation by state securities authorities in those states in which they do business. Additional legislation, changes in the rules promulgated by the SEC and the NASD, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. In December, 1995, the NASD submitted for approval to the SEC proposed rules applicable to NASD members operating on the premises of financial institutions. These rules, if adopted, would be similar to the rules already adopted by bank regulators. See the discussion of the "Interagency Guidelines" below. These rules would allow the NASD to also regulate the physical location of sales within financial institutions, the signage necessary, customer disclosures, compensation of unregistered bank employees and public communications, among other aspects of the business. While the rules are substantially similar to those embodied in prior SEC communications on these issues, they are more comprehensive and cover areas not previously addressed by the SEC, but have been addressed and promulgated in the "Interagency Guidelines," as discussed below. The SEC, the NASD and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than the protection of creditors and stockholders of broker-dealers.

  The Company's client financial institutions also operate in a highly regulated environment. Existing federal rulings allow national banks and certain other federally-regulated financial institutions to sell annuities and mutual fund shares, but restrict the sale of many types of insurance products. See the discussions of NationsBank vs. Variable Annuity Life Insurance Company
                       -------------------------------------------------------
below. In February, 1994, all of the primary federal banking regulators issued a single set of guidelines (the "Interagency Guidelines") regarding the retail sale of non-deposit investment products, such as annuities and mutual funds, through banks, savings and loan associations and thrifts. These guidelines and their manner of implementation could significantly affect the ability of, and the means by which, the Company's subsidiaries conduct business with federally-regulated banks, savings and loan associations and thrifts. Since issuance of the Interagency Guidelines, the federal banking agencies conducted audits of the non-deposit investment programs at numerous financial institutions. As a result of these audits, certain of the agencies have further clarified certain provisions of the Interagency Guidelines especially in regards to customer disclosures. In addition, state-chartered financial institutions are subject to regulation by state banking agencies. These agencies and state insurance regulators may limit the ability of the Company's financial institution clients and other banks, savings and loan associations and thrifts to engage in the annuity, insurance and mutual fund sales businesses through third-party marketing organizations or otherwise.

  On January 18, 1995, the United States Supreme Court issued its decision in the case of NationsBank vs. Variable Annuity Life Insurance Company (the
            -------------------------------------------------------
"VALIC case"). The ruling upheld the Office of the Comptroller of the Currency's ("OCC") decision that national banks could sell annuities. The Comptroller had found that such products were not insurance within the meaning of the National Bank Act and that the sale of annuities by national banks was within the "incidental powers" granted to them under that act. The U. S. Supreme Court concurred with this judgment. The ruling in the VALIC case appears to open the door for federally-chartered financial institutions to sell annuities, even in states where state insurance laws would prohibit such sales. It also appears to create a similar opportunity for state banks in the majority of states where state law permits state-chartered financial institutions to engage in any business permitted for a national bank. In spite of the decision in the VALIC case, at the present time there are federal court proceedings and state and federal legislative proposals which could limit or alter the ability of banking institutions to sell annuities and insurance products. In particular, the United States Supreme Court recently heard oral argument in the case of Barnett Bank of Marion County, N.A. vs. Gallagher.
                        --------------------------------------------------
This 11th Circuit Federal District Court case indicated that a state insurance agency could prevent a bank from selling insurance through an insurance agency located in a town of less than 5,000 people in the exercise of its power to regulate the business of insurance within a state. It is not possible to predict the outcome of any such proceeding or the likelihood that any particular proposal will be enacted or what effect such a change would have on the Company's continued ability to market annuities and insurance products and mutual funds through banking institutions. In light of the VALIC case, it is possible that banking institutions that currently utilize the Company's subsidiaries to market such products would market such products themselves, rather than through the Company. The same result might flow from any other change in regulatory landscape. In such an event, the Company's ability to continue its business as described herein would be impaired. However, the Company's subsidiaries currently market annuities, insurance products and mutual funds to customers of financial institutions that could legally sell such products themselves. These financial institutions prefer to use the Company's marketing services instead of developing their own. It is possible that a number of banking institutions will choose to utilize the Company's subsidiaries despite their ability to sell these products directly. In such an event, the Company's subsidiaries would be able to continue to sell annuities, insurance products and mutual funds through such institutions, although perhaps on a more limited basis. It is also possible that a change resulting from court proceedings or legislative initiatives could further restrict the ability of banking institutions to make annuities, insurance products and mutual funds available to their customers either directly through third-party marketing organizations or otherwise.

  Legislation or changes in tax regulations with regard to the tax-deferred status of earnings from annuities could also significantly affect the ability of the Company to market these products.

EMPLOYEES

  As of February 29, 1996, the Company had 78 full-time employees.

ITEM 2. PROPERTIES

  During 1995, the Company closed its Florida office upon the termination of business with Barnett, and closed its Tennessee office on February 2, 1996, moving all customer service for Tennessee to the Company's corporate office. All facilities are suitable and adequate to meet the Company's requirements. The Company intends to either renegotiate new leases for the existing facilities or locate alternative suitable space upon expiration of these leases, as market conditions indicate. The following is a list of the leases for the principal facilities utilized in the Company's operations as of January 1, 1996.

      Corporate Headquarters
      9710 Scranton Road
      Suites 100 and 120
      San Diego, CA 92121
      Exp. Date: March 1998
      Square Footage: 18,451

      JMC TENNESSEE
      850 Ridge Lake Blvd.
      Suite 207
      Memphis, TN 38120
      Exp. Date: February 2, 1996
      Square Footage: 2,814

      JMC VIRGINIA
      6800 Paragon Place
      Suite 526
      Richmond, VA 23230
      Exp. Date: July 1997
      Square Footage: 3,171

ITEM 3. LEGAL PROCEEDINGS

  On July 7, 1995, the Florida Department of Insurance ( the "Department") issued a Final Order in its administrative proceeding against the Company's wholly-owned subsidiary, JMC, which was commenced on March 11, 1993. The enforcement of the majority of the Final Order has been stayed pending the outcome of its appeal and JMC has complied with all other aspects of the Final Order.

  The Final Order is similar in many respects to the Recommended Order which was issued by an administrative hearing officer in August 1994. The Department found that JMC was not involved in an unlawful association with its Florida financial institution client with regard to the sale of annuities. JMC was ordered to cease and desist from certain advertising and sales practices which the Department found to be in violation of Florida insurance laws regarding deceptive advertising and sales practices. The Final Order also requires JMC to obtain an insurance agency license prior to engaging in any activity which by state law may be performed only by a licensed agent and revokes the Florida insurance license of James K. Mitchell, Chairman and Chief Executive Officer of the Company. No monetary damages or penalties were assessed against JMC or Mr. Mitchell.

  JMC has filed an appeal of the Final Order and intends vigorously to pursue the appeal. Until the Final Order was issued, JMC was limited to participating in an administrative proceeding before what management believes was a politically-motivated state agency. Management believes that many of its strongest arguments could not be raised in the administrative proceeding. These issues have been raised in the appeal before what management hopes is an impartial judicial panel.

  Effective October 31, 1995, JMC concluded its relationship with its Florida financial institution client and is not presently in business in the state of Florida. The Company has incurred most of the anticipated costs of the appeal and management believes that amounts accrued as of December 31, 1995 will be sufficient to cover any additional costs.

  The Company's broker-dealer subsidiary, Priority (formerly Spear Rees & Co.), has been named as a defendant in lawsuits arising out of the sale of real estate limited partnerships to customers of Spear Rees & Co. and Rees Financial Group, Inc. and Rees Capital Group, Inc. ("Rees") prior to 1992. Spear Rees & Co. was a full service brokerage firm which acquired the assets of Rees in September 1991. Subsequent to year-end, the Company reached a settlement with certain of the Plaintiffs in this case, while other claims remain the subject of NASD arbitration. The amounts to be paid subject to Bankruptcy Court approval in the settlement were accrued in the Company's financial statements and are included in accrued expenses and other liabilities as of December 31, 1995. Management does not believe that resolution of the NASD arbitration will have a material adverse effect on the Company.

  In addition, the Company and its subsidiaries are involved in various legal and regulatory proceedings from time to time in the ordinary course of business. Management does not believe that any such proceedings will have a material adverse effect on the Company's financial condition or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

  The common stock of the Company is principally traded in the NASDAQ National Market System under the symbol JMCG and is owned as of February 29, 1996 by approximately 262 shareholders of record with approximately 1,200 beneficial owners. Approximately fifteen broker-dealers are market makers in the Company's stock on the NASDAQ National Market System.

  The Company is also listed on the Pacific Stock Exchange under the symbol JMC, but the trading volume in the Company's common stock on the Pacific Stock Exchange is not material.

  The following table reflects the high and low sales prices on the NASDAQ National Market System for the Company's common stock for the four quarters of each of 1995 and 1994.

                                                                   SALES PRICES
                                                                   -------------
                                                                    HIGH   LOW
                                                                   ------ ------
      1995
        First Quarter............................................. $1.875 $1.125
        Second Quarter............................................ $1.625 $0.875
        Third Quarter............................................. $1.188 $0.625
        Fourth Quarter............................................ $1.031 $0.688
      1994
        First Quarter............................................. $9.375 $3.750
        Second Quarter............................................ $4.750 $2.875
        Third Quarter............................................. $3.250 $1.375
        Fourth Quarter............................................ $2.375 $1.250

DIVIDENDS

  No dividends were paid by the Company during fiscal 1995. Future dividends, if any, will be determined by the Company's Board of Directors, based upon the Company's profitability, its cash position and other considerations deemed appropriate.

ITEM 6. SELECTED FINANCIAL DATA

                        SELECTED ANNUAL FINANCIAL DATA

  YEARS ENDED DECEMBER
           31,               1995        1994         1993        1992         1991
  --------------------       ----        ----         ----        ----         ----
Selected Financial Data:
  Total Revenues........  $20,371,860 $33,357,242  $49,318,460 $39,247,926  $20,576,673
  Income (loss) from
   continuing operations
   before extraordinary
   item and accounting
   change...............  $ 1,741,124 $(2,370,155) $ 4,368,141 $ 4,422,688  $ 1,376,943
  Income (loss) from
   discontinued opera-
   tions................  $       --  $       --   $   514,904 $(2,912,225) $   199,151
  Extraordinary item....  $       --  $       --   $       --  $       --   $   170,000
  Accounting change.....  $       --  $       --   $       --  $   185,000  $       --
  Net income (loss).....  $ 1,741,124 $(2,370,155) $ 4,883,045 $ 1,695,463  $ 1,746,094
                          ----------- -----------  ----------- -----------  -----------
Earnings Per Share:
  Income (loss) from
   continuing operations
   before extraordinary
   item and accounting
   change...............  $      0.28 $     (0.36) $      0.62 $      0.59  $      0.19
  Income (loss) from
   discontinued
   operations...........  $       --  $       --   $      0.07 $     (0.38) $      0.03
  Extraordinary item....  $       --  $       --   $       --  $       --   $      0.02
  Accounting change.....  $       --  $       --   $       --  $      0.02  $       --
  Net income (loss).....  $      0.28 $     (0.36) $      0.69 $      0.23  $      0.24
                          ----------- -----------  ----------- -----------  -----------
Balance Sheet Data:
  Total assets..........  $ 9,511,828 $ 8,380,931  $15,426,738 $14,079,204  $50,324,413
  Long-term debt........  $       --  $       --   $       --  $       --   $    35,459
  Total liabilities.....  $ 2,511,006 $ 3,121,233  $ 6,868,923 $ 5,430,721  $40,119,067
  Stockholders equity...  $ 7,000,822 $ 5,259,698  $ 8,557,815 $ 8,648,483  $10,205,346
                          ----------- -----------  ----------- -----------  -----------

No cash dividends were paid during the period from January 1, 1991 through December 31, 1992.
Cash dividends of $456,465 and $969,798 were paid during 1994 and 1993, respectively.
No cash dividends were paid during 1995.

                       SELECTED QUARTERLY FINANCIAL DATA

                                  FIRST       SECOND       THIRD       FOURTH
                                 QUARTER     QUARTER      QUARTER     QUARTER
                                ----------  ----------  -----------  ----------
1995
  Commissions.................. $4,554,338  $4,139,820  $ 3,453,664  $2,164,885
  Net income (loss)*........... $  419,326  $ (335,134) $ 1,832,789  $ (175,857)
  Earnings per share:
    Net income (loss).......... $     0.07  $    (0.05) $      0.30  $    (0.03)
                                ----------  ----------  -----------  ----------
1994
  Commissions.................. $9,445,217  $9,620,564  $ 7,708,117  $5,373,657
  Net income (loss)**.......... $ (217,839) $  255,528  $(2,604,705) $  196,861
  Earnings per share:
    Net income (loss).......... $    (0.03) $     0.04  $     (0.40) $     0.03
                                ----------  ----------  -----------  ----------

--------
* Non-recurring items included in the quarterly net income (loss) figures for 1995 include: (a) payment of $1,309,000 ($785,000 after-tax provision) for the right to hire certain personnel in the first quarter; and (b) after-tax net gain on sale of rights to certain future asset-based fees revenues of $1,987,000 in the third quarter and $361,000 in the fourth quarter. See further explanation of these items in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations-- 1995 Compared to 1994."
** Includes a one-time charge for restructuring of $557,000 (or $345,000 after estimated tax benefit of $212,000) and a write-off of goodwill in the amount of $2,517,000 (with no corresponding tax benefit) in the third quarter. The fourth quarter includes revenue of approximately $1,000,000 (or $600,000 after estimated tax provision of $400,000) resulting from a payment from a financial institution client for the right to hire certain JMC employees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 1995 Compared to 1994
 ---------------------
  General. Revenues and expenses include the accounts of the Company's subsidiaries, JMC and Priority.

  The Company reported net income for the year ended December 31, 1995 of $1,741,000 (after providing for income taxes of $1,256,000) compared with a net loss of $2,370,000 (after providing for income taxes of $492,000) in 1994. Included in the 1995 and 1994 results were the following:

  1995:
  -----
    . A net gain of $3,914,000 ($2,349,000 or $0.38 per share after estimated tax provision) on the sale of the rights to certain future asset-based fee revenues to a client financial institution.

    . Other revenue in the amount of approximately $1,309,000 ($785,000 or $0.13 per share after estimated tax provision) related to the final portion of that same client financial institution's payment for the right to hire certain employees and certain other services.

  1994:
  -----
    . One-time pre-tax charges totaling $3,074,000. As explained in detail below, the charges consisted of a restructuring charge of $557,000 ($345,000 or $.05 per share after estimated tax benefit of $212,000) and a write-off of goodwill which amounted to $2,517,000 (or $.39 per share) with no corresponding tax benefit.

    . Revenue in the amount of approximately $1,000,000 ($600,000 or $.09 per share after estimated tax provision of $400,000) resulting from a payment from a financial institution client for the right to hire certain JMC employees.

  Excluding the above-mentioned items and amortization of goodwill in 1994, the Company would have reported an after tax loss of $1,393,000 (or $0.22 per share after an estimated tax benefit of $833,000) in 1995 compared to net income of $407,000 (or $0.06 per share after providing for income taxes of $304,000) in 1994.

  Total revenues for 1995 were $20,372,000 compared to revenues of $33,357,000 in 1994, a decrease of $12,985,000 or 39%. Revenues for 1995 include the previously mentioned one-time payments from a client financial institution and the net gain on the sale of rights to certain asset-based fee revenues to that same client totaling $5,223,000 as well as transition fees of $538,000 which are included in other revenues:

    . The transition fees were intended to cover the cost of operating the Florida operations during a transitional period prior to termination of the Company's relationship with its Florida financial institution client. For purposes of analyzing revenues from operations, these transition fees have been included as they relate to services performed. As such, all expenses related to the same operational transition are included in total operating expenses.

  1994 revenues include the previously mentioned $1,000,000. Excluding the one-time payments for the right to hire certain JMC employees in 1994 and 1995 and the net gain on the sale of the rights to certain asset-based fee revenues in 1995, but including $538,000 for transition fees, revenues for 1995 would have been $15,149,000 compared to $32,357,000 in 1994 (a decrease of $17,208,000 or 53%). This reduction in revenues is primarily attributable to the following:

    . Lower gross sales volumes which declined $297 million or 62% due primarily to:

         * The reconfiguration and ultimate termination of the Company's Florida operations contributed to $241 million or 81% of the sales volume decline. The Company terminated its relationship with its Florida financial institution client in August, 1995.

    * The termination of another client relationship in the fourth quarter of 1994 due to that client being acquired by First Interstate Bank contributed to $18 million or 6% of the total gross sales decline in 1995 compared to 1994.

    * Declining interest rates and increased competition, primarily from Certificates of Deposits during 1995 also contributed to the sales decline.

  . A decrease of approximately 70 basis points or 12% in the gross revenue rate on products sold in 1995 compared to 1994 due to a shift in the product mix to mutual funds and variable annuities, both of which pay lower commissions than that of fixed annuities. Annuity sales as a percentage of total product sales were 65% in 1995 compared to 90% in 1994. In addition, fixed annuity sales as a percentage of total annuity sales were 65% in 1995 as compared to 75% in 1994.

  . A decrease of approximately $654,000 in asset-based fee revenue in 1995 compared to 1994. This decrease is a result of the sale of the rights to certain future asset-based fee revenues at the end of August for which the Company recognized a pre-tax net gain of approximately $3,914,000 during 1995. Because of the timing of this sale, the Company did not receive asset-based fee revenues for the last four months of 1995 which would have generated approximately $1.1 million in additional asset-based fee revenue for 1995.

  Total expenses for 1995 were $17,375,000 compared to $35,235,000 in 1994. Excluding the previously described one-time charges of $3,074,000, total expenses for 1994 would have been $31,646,000 (which also excludes amortization of goodwill in 1994 of $515,000). Excluding the aforementioned charges in 1994, total expenses in 1995 decreased $14,271,000 or 45% when compared to 1994 expenses. This drop in total expenses is primarily attributable to the following:

  . A $6,744,000 or 51% reduction in fees to financial institutions due to lower sales volume.

  . A $783,000 or 48% reduction in salesperson's commissions also due to lower sales volume, and

  . An additional $6,745,000 or 40% reduction in base operating expenses as a result of the following:

    . The full impact of the Company's restructuring plan implemented in the latter part of 1994, coupled with additional cost reductions during 1995.

    . The reconfiguration and ultimate termination of the Company's Florida operations; and

    . A reduction in legal fees related to the Company's administrative proceeding with the Florida Department of Insurance. The Company incurred significant legal expenses in connection with the five-week administrative hearing which occurred in February and March of 1994.

  The percentage decrease in fees to financial institutions in 1995 compared to 1994 is less than the percentage decrease in sales volume primarily due to the following:

  . The Company pays out to its financial institution clients a higher percentage of its asset-based fee revenue than it does on front commission revenue. Thus, as asset-based fee revenue becomes a larger percentage of total revenue (32% in 1995 vs. 17% in 1994) the total payout percentage to the financial institution will increase. The increased percentage of revenues paid out offset the decrease due to decreased revenues generated.

  The Company's gross margin rate (gross revenue rate less payout rate to financial institutions and salesperson commissions) is sensitive to changes in product mix which is impacted by fluctuations in interest rates and other market conditions. The highest gross margin rate is achieved on the sale of fixed annuities, followed by variable annuities with mutual funds producing the lowest gross margin rate.

  Fixed annuities achieve a higher gross margin rate because the Company receives a higher gross revenue rate on fixed annuities but makes payments to its financial institution clients and sales personnel at a constant. Mutual funds achieve the lowest gross margin rate due to the significantly lower gross revenue rate paid on these products, even though the payout to the Company's financial institution clients is a fixed percentage of the gross revenue rate. During 1995, variable annuity and mutual fund sales comprised 58% of total sales compared to 33% of total sales in 1994, resulting in a decline in the gross margin rate on total product sales in 1995 from 1994.

  RESTRUCTURING. During the third quarter of 1994, the Company's Board of Directors approved a restructuring plan which was developed by management to enhance operating efficiencies by streamlining the Company's administrative and sales management functions. See explanation of restructuring in "Results of Operations--1994 compared to 1993--Restructuring". During 1995 the Company realized the benefits from this restructuring in terms of a reduced base operating overhead at the beginning of the year. In addition, with the centralization of support functions the Company was able to react quickly to effect further cost reductions as sales volumes continued to decline, primarily as a result of the reconfiguration and ultimate termination of its Florida operations.

  As of December 31,1995 the balance remaining in the restructuring reserve was approximately $60,000 which is primarily to cover the remaining net obligation on leases of offices closed during restructuring. Management believes this reserve balance is adequate to cover its remaining obligations related to the restructuring.

1994 COMPARED TO 1993
---------------------
  General. Revenues and expenses include the accounts of the Company's subsidiaries, JMC and Priority.

  The Company reported a net loss for the year ended December 31, 1994 of $2,370,000 (after providing for income taxes of $492,000) compared with after-tax income from continuing operations of $4,368,000 (after providing for income taxes of $3,256,000) and net income of $4,883,000 (after providing for income taxes of $3,599,000) in 1993. Included in the 1994 results were the following:

  . One-time pre-tax charges totaling $3,074,000. As explained in detail below, the charges consisted of a restructuring charge of $557,000 (or $345,000 after estimated tax benefit of $212,000) and a write-off of goodwill which amounted to $2,517,000 with no corresponding tax benefit.

  . Revenue in the amount of approximately $1,000,000 (or $600,000 after estimated tax provision of $400,000) resulting from a payment from a financial institution client for the right to hire certain JMC employees.

  Included in 1993 after-tax income from continuing operations was a one-time pre-tax charge of $575,000 (or $352,000 after estimated tax benefit of $223,000) recorded in the third quarter arising out of an arbitration proceeding with a former bank client. Net income for 1993 included an after-tax gain from disposal of the Company's specialist and securities brokerage businesses of $515,000 (net of applicable income taxes of $343,000). Excluding the above-mentioned items and amortization of goodwill for both periods, the after-tax income from continuing operations would have been $407,000 (after providing for income taxes of $304,000) in 1994 compared to $5,406,000 (after providing for income taxes of $3,479,000) in 1993.

  Total revenues for 1994 were $33,357,000 compared to revenues of $49,318,000 from continuing operations in 1993, a decrease of $15,961,000 or 32%. Included in 1994 revenues was the previously mentioned one-time payment from a client financial institution. Without this one-time payment, 1994 revenues would have been $32,357,000, a reduction of $16,961,000 or 34% from 1993. This reduction in revenues is primarily attributable to the following:

  . Lower sales volume which declined 37% principally as a result of the changing regulatory environment nationwide and surrounding negative news coverage, changing economic conditions in the financial markets and the reconfiguring of the Company's Florida operations. See "Trends and Uncertainties--Declining Revenues". Annuity sales volume decreased 40% while mutual fund sales remained relatively constant.

  .Offset, in part, by:

    . An approximately 3% increase in the gross revenue rate on annuities resulting from an increase in the front commission rate paid on variable annuities in the beginning of the second quarter of 1994. The increase was accomplished by increasing front commissions and reducing trail commissions on an actuarially-equivalent basis. The Company also obtained a slight increase in trail commissions from those previously paid; and

    . A $1,593,000 increase in asset-based fee revenues due to an increase over 1993 in the average accumulated value of assets generating fees.

  Total expenses for 1994 were $35,235,000 compared to $41,694,000 in 1993. Excluding the previously described one-time charges of $3,074,000 and $575,000 in 1994 and 1993, respectively, total expenses for 1994 would have been $31,646,000 (excluding amortization of goodwill of $515,000) compared to total expenses of $40,433,000 (excluding amortization of goodwill of $686,000) in 1993, a decrease of $8,787,000 or 22%. This drop in total expenses is attributable to the following:

  . A $6,118,000, or 32%, reduction in fees to financial institutions due to lower sales volume;

  . A $2,149,000, or 57%, reduction in salespersons' commissions also due to lower sales volume; and

  . An additional $1,333,000 or 8% reduction in base operating expenses
    (excluding Florida legal fees) due to management of base operating expenses and the initial impact from the Company's restructuring. See "Restructuring".

  . Offset, in part, by an increase of approximately $813,000 in legal fees primarily related to the Florida Department of Insurance administrative proceedings.

  The percentage decrease in fees to financial institutions in 1994 is less than the percentage decrease in sales volume due to the increase in asset-based fees paid to the financial institutions. Asset-based fees increased due to an increase over 1993 in the average accumulated value of assets generating fees.

  Excluding the one-time charges and non-recurring revenue in 1994, the one-time charge in 1993 and amortization of goodwill for both periods, the Company had pre-tax return on total revenues of 2.2% in 1994 compared to 18.0% in 1993. The principal reason for the reduction in pre-tax return was that the decline in sales volume experienced throughout 1994 occurred more rapidly than the Company was able to effectuate base operating expense reductions. This resulted in a sales production level which only marginally exceeded the minimum production level required to cover its base operating expenses. See "Restructuring" and "Trends and Uncertainties--Declining Revenues".

  The Company's gross revenue rate is sensitive to changes in product mix which is impacted by fluctuations in interest rates. Fluctuations in gross revenue rates are not followed by a change in production-based expenses due to contractual obligations with financial institutions. Thus, changes in gross revenue rate will impact the Company's gross margin rate. As interest rates declined in 1993, the product mix moved toward a higher percentage of variable annuities and mutual funds with lower gross revenue rates. This resulted in a decrease in the gross revenue rate. Conversely, during 1994 interest rates increased and during the second half of the year, the amount of fixed annuities as a percentage of annuity sales also increased. As a result, the Company's gross revenue rate increased. If interest rates stabilize or increase further, management believes that the product mix will stabilize and potentially move towards an even higher percentage of fixed rate annuity products, but management is unable to predict interest rate movement and there can be no assurance that product mix will react as management anticipates. During 1994, management negotiated a change in the structure of commission payments it receives on variable annuities. As a result, beginning in the second quarter of 1994, the total compensation rate paid on variable annuities increased.

  Restructuring. During the third quarter of 1994, the Company's Board of Directors approved a restructuring plan which was developed by management to enhance operating efficiencies by streamlining the Company's administrative and sales management functions. The primary reason for the restructuring plan was to bring costs in line with the decline in sales volumes by taking advantage of operating efficiencies. See "Trends and Uncertainties--Declining Revenues". The restructuring, which was completed in the fourth quarter of 1994, involved the consolidation of five service centers in Florida into a single center in Tampa, the consolidation of the Company's northern California operations into its corporate offices in San Diego, the centralization of mutual fund processing in San Diego and a reduction in the number of sales managers in relation to active sales people. Approximately 31 administrative employees were terminated as a result of the restructuring.

  During the third quarter, the Company recorded one-time restructuring charges in the amount of $557,000. The restructuring charges included current and future cash requirements for severance costs and costs related to premature lease terminations of $64,000 and $280,000, respectively and non-cash expenses of $213,000 associated with the write-off of certain assets. As of December 31, 1994, there was a balance of $295,000 remaining in the restructuring accrual primarily related to premature lease termination costs. Management estimated the Company will incur an additional $200,000 of expenditures related to the revised structure of future operations which were not included in the restructuring charges recorded during the third quarter. These additional expenditures represent the cash outlays related to the expansion of the Tampa and San Diego facilities to accommodate the consolidated operations and the centralization of mutual fund processing. As of February 28, 1995, $150,000 of these additional expenses had been incurred. Management anticipates that most of these additional expenditures, which relate to the purchase of fixed assets and the construction of leasehold improvements, will be capitalized. The cash required to effect the restructuring was, and will continue to be, generated from operations.

  Write-off of Goodwill. The Company acquired JMC in 1988. The purchase price was determined by an earn-out formula over a period which ended in 1992. The Company allocated to goodwill the excess purchase price over the fair value of the tangible assets acquired. The goodwill was being amortized over a ten-year period which was an estimate of the time during which JMC would have strong earnings potential from the financial institution clients it had at the time of the acquisition.

  During the third quarter of 1994, management was notified that JMC's contract with Sacramento Savings would be terminated in the fourth quarter. This contract was in fact terminated effective October 31, 1994. Sacramento Savings was the last significant JMC client remaining from those existing at the time of the 1988 acquisition. This event caused management to conclude that the original amortization period was too long. Accordingly, the Company accelerated its amortization and wrote off $2,517,000 representing the remaining unamortized book value of the goodwill.

LIQUIDITY AND CAPITAL RESOURCES

  As of December 31, 1995, the Company had cash and cash equivalents of approximately $5,833,000, an increase of $1,686,000 from $4,147,000 in cash and cash equivalents plus short-term investments at December 31, 1994.

  Significant sources and uses of such amounts during 1995 included:

  . The net proceeds on the sale of rights to certain future asset-based fees generated approximately $2,348,000 (after providing for taxes of $1,566,000). This sale was effective as of the end of August, in 1995, thus the Company did not receive asset fee revenues related to this business sold for September through December, 1995, which for that period, would have generated approximately $177,000 in income after taxes for the year.

  . The Company recognized $1,309,000 (pre-tax) for the purchase of the right to hire certain JMC personnel. As of December 31,1995, all but $109,000 of this amount had been received (the remaining amount was received in January of 1996). Thus the Company generated $1,200,000 (or $720,000 after providing for taxes) in cash during 1995 related to this transaction.

  . Excluding the above two transactions and the tax effected non-cash expense reflected in the Company's Statement of Operations for 1995 the Company's operations used approximately $1,155,000 during 1995. As previously noted, the Company has reduced operating expenses, however, it was necessary to maintain the Company's Florida operations at a certain level through August, 1995 despite the low sales volumes in order for it to realize the previously noted revenues associated with the transition and termination of its relationship with its Florida financial institution client.

  . The remaining uses of cash of approximately $220,000 are primarily due to the reduction in liability balances from December 31, 1994 to December 31, 1995 and are not related to 1995 operating activities. Such liabilities consisted primarily of payroll related accruals which were paid down as personnel left the Company during the year.

  The Company's cash needs are affected by its ongoing expenses. These expenses include fees to financial institutions and sales commissions, which fluctuate with sales production volumes ("production-based expenses") and other operating expenses, such as employee salaries and rent, which bear no precise correlation to sales volume ("base operating expenses"). The Company's base operating expenses were significantly reduced during 1995 due to cost containment and the impact from the Company's restructuring plan initiated in the later part of 1994. Base monthly operating expenses decreased from approximately $1,000,000 in January of 1995 to $600,000 in December of 1995.

  The Company is actively pursuing new client financial institutions (see explanation of USBA agreement). Management believes that, as new client financial institutions are acquired, the Company will benefit from spreading its base operating expenses over a larger revenue base. However, the exact amount and nature of this benefit cannot be ascertained with any certainty and will depend, in large part, upon the nature of the services provided to new client financial institutions and sales volume generated. Depending upon the nature of these services and sales volume produced, the Company may need to increase base operating expenses from their current levels. In any event, under the new consolidated structure, the Company believes it has the ability to add new clients with significantly reduced start-up costs compared to historical amounts. In addition, the Company will service these new relationships on a more centralized basis to take full advantage of operating efficiencies. In the past, as the Company added new client financial institutions, it would incur between $125,000 to $250,000 in start-up costs to establish a new distribution center, which also resulted in ongoing increased base operating expenses. Management does not anticipate opening a new distribution center for each new client financial institution in the future.

  The Company sells financial products, primarily annuities and mutual funds. Under its arrangements with the provider companies, the Company earns commissions on each sale and it's entitled to ongoing asset-based fees and 12 B-1 fees on the average accumulated value of assets. Under arrangements with most of its client financial institutions, the Company is also required to pay an asset-based fee which, although varying by product, amounts to approximately two-thirds of the fee earned from its provider companies for as long as the marketing relationship with the financial institution continues. The provisions for payment of asset-based fees to client financial institutions after the termination of the marketing relationship varies from institution to institution and depends upon the manner in which the relationship is terminated. Future fees, both those due from the provider company and those due to financial institution clients, are not reflected as an asset or a liability in the Consolidated Balance Sheets. At December 31,1995, the accumulated value of assets on which the Company receives asset-based fee payments was approximately $890 million (including mutual funds paying 12 B-1 fees). Asset-based fee income and asset-based fees paid to financial institutions amounted to approximately $4,866,000 and $3,068,000, respectively, in 1995. The reduction in these amounts as compared to 1994 is a result of the sale of the rights to asset-based fees generated by the Florida operation at the end of August, 1995. The fourth quarter asset-based fee income and asset-based fees paid to financial institutions amounted to approximately $654,000 and $363,000 respectively. This is reflective of the current levels of asset-based fee revenues and asset-based fees paid to financial institutions after the sale of asset-based fee revenues during the third quarter of 1995.

  Due to the reduction in the Company's base operating expenses as a result of the restructuring and other cost reductions, management expects the Company will meet its operating and capital expenditure needs over the next twelve months. The Company's cash flow from operations in 1996 is expected to approximate net income with the exception of the depreciation and amortization expense (estimated to be approximately $320,000 in 1996). However, in connection with an exclusive Marketing Agreement executed with USBA Holding, LTD., the Company paid out $1.25 million in the first quarter of 1996. This payment is not reflected on the balance sheet as of December 31, 1995.

TRENDS AND UNCERTAINTIES

  REGULATORY ENVIRONMENT. The Company and its financial institution clients operate in a highly regulated environment. Both state and federal laws govern the manner in which insurance agencies, broker-dealers and financial institutions may make annuities, insurance products and mutual funds available to customers of financial institutions. Recently, federal banking regulators, the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. have focused attention in this area. Changes in, or interpretations of, the laws and regulations governing these activities or changes in the implementation or enforcement of such laws and regulations could affect the ability of, and the means by which, the Company and its financial institution clients make annuities, insurance products and mutual funds available to customers of banks, savings and loan associations and thrifts.

  DECLINING REVENUES. During 1995, the Company experienced a continued decline in sales volume which generated a corresponding decrease in revenues. The primary reason for this decline was the transition and ultimate termination of the Company's relationship with Barnett. This accounted for 81% of the decrease in sales volume. See further explanation of revenue decline in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--1995 Compared to 1994".

  Management believes that interest rate competition also impacted sales volumes and revenues adversely. As long term interest rates declined, the Company's financial institution clients began aggressively pursuing deposit growth to meet loan demand by offering attractive interest rates on bank deposits which compete with the Company's products. Management believes that many conservative investors were attracted to the higher rates on FDIC insured deposits. In addition, as interest rates on fixed annuities came under increasing competition and the stock market rose, the product mix shifted to mutual funds and variable annuity products which provide the opportunity for customers to realize higher returns but pay lower commission rates to the Company. During the first quarter of 1995 the product mix was 65% fixed annuities, 15% variable annuities and 20% mutual funds compared to 17%, 31%, and 52%, respectively, for the fourth quarter of 1995.

  Most of these factors are outside the Company's control and, accordingly, management cannot predict when or if they will change or cease to affect sales volumes and revenues. In 1995, management responded to these events by developing an expanded choice of alternative investment programs for potential bank clients and intensifying its marketing efforts for new client acquisition. In addition, management reduced operating expenses to bring them in line with revenue. See explanation of reduction in expenses in the "Management's Discussion and Analysis of Financial Condition and Results of Operation--Results of Operations--1995 Compared to 1994 and 1994 Compared to 1993--Restructuring". In January 1996, the Company announced an exclusive marketing arrangement with USBA. See description of the USBA marketing agreement in Item 1 "Description of Business--Principal Markets and Methods of Distribution".

ITEM 8.  FINANCIAL STATEMENTS

                                JMC GROUP, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                                  YEARS ENDED
                        DECEMBER 31, 1995, 1994 AND 1993

                                    CONTENTS

INDEPENDENT AUDITORS' REPORT................................................  19
CONSOLIDATED BALANCE SHEETS.................................................  20
CONSOLIDATED STATEMENTS OF OPERATIONS.......................................  21
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY..................  22
CONSOLIDATED STATEMENTS OF CASH FLOWS.......................................  23
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................................  24

                         INDEPENDENT AUDITORS' REPORT

  We have audited the accompanying consolidated balance sheets of JMC Group, Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of JMC Group, Inc. and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                          /s/ Deloitte & Touche LLP

San Diego, California
February 20, 1996

                        JMC GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31, DECEMBER 31,
                                                          1995         1994
                                                      ------------ ------------
                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..........................  $5,832,598   $3,610,888
  Short-term investments.............................         --       536,000
  Cash segregated under securities regulations.......     894,269       47,746
  Receivables from insurance companies...............     826,971    1,425,466
  Receivable from financial institution..............     109,450          --
  Income taxes receivable............................      65,334      168,992
  Deferred tax asset.................................     159,354      424,584
  Other assets.......................................     281,947      354,261
                                                       ----------   ----------
    TOTAL CURRENT ASSETS.............................   8,169,923    6,567,937
Furniture, equipment and leasehold improvements--net
 of accumulated depreciation and amortization of
 $1,498,291 in 1995 and $1,321,307 in 1994...........     362,261      677,155
Asset-based fees purchased--net of accumulated
 amortization of $417,485 in 1995 and $261,290 in
 1994................................................     979,644    1,135,839
                                                       ----------   ----------
    TOTAL ASSETS.....................................  $9,511,828   $8,380,931
                                                       ==========   ==========
         LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accrued fees to financial institutions.............  $  367,287   $  978,542
  Customer funds segregated under securities
   regulations.......................................     894,269       47,746
  Accrued expenses and other liabilities.............     833,811      878,172
  Accrued restructuring expenses.....................      60,369      294,675
  Allowance for contract cancellations...............     142,503      390,539
  Accrued payroll and related expenses...............     212,767      531,559
                                                       ----------   ----------
    TOTAL CURRENT LIABILITIES........................   2,511,006    3,121,233
STOCKHOLDERS' EQUITY:
  Preferred stock, no par value; authorized 5,000,000
   shares ...........................................         --           --
  Common stock, $.01 par value; authorized 20,000,000
   shares;
   issued and outstanding 6,198,898 shares in 1995
   and 1994..........................................      61,989       61,989
  Additional paid-in-capital.........................     624,851      624,851
  Retained earnings..................................   6,313,982    4,572,858
                                                       ----------   ----------
    TOTAL STOCKHOLDERS' EQUITY.......................   7,000,822    5,259,698
                                                       ----------   ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......  $9,511,828   $8,380,931
                                                       ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                        JMC GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                              1995        1994         1993
                                           ----------- -----------  -----------
REVENUES:
  Commissions............................. $14,312,707 $32,147,555  $49,043,905
  Net gain on sale of rights to certain
   future asset-based fee revenues........   3,914,350         --           --
  Interest................................     244,401     199,530      206,631
  Other...................................   1,900,402   1,010,157       67,924
                                           ----------- -----------  -----------
    TOTAL REVENUES........................  20,371,860  33,357,242   49,318,460
                                           ----------- -----------  -----------
EXPENSES:
  Employee compensation and benefits......   7,428,369  13,095,319   15,964,591
  Fees to financial institutions..........   6,400,349  13,144,841   19,262,515
  Professional fees.......................     770,121   1,514,468      637,084
  Rent....................................     510,691     638,744      640,582
  Telephone...............................     231,714     474,148      508,896
  Depreciation and amortization...........     394,188   1,054,770    1,257,034
  Other general and administrative
   expenses...............................   1,639,136   2,239,510    2,848,097
  Goodwill write-off......................         --    2,516,683          --
  Restructuring charges...................         --      557,002          --
  Litigation settlement and related costs.         --          --       575,401
                                           ----------- -----------  -----------
    TOTAL EXPENSES........................  17,374,568  35,235,485   41,694,200
                                           ----------- -----------  -----------
  INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES....................   2,997,292  (1,878,243)   7,624,260
INCOME TAX PROVISION......................   1,256,168     491,912    3,256,119
                                           ----------- -----------  -----------
  INCOME (LOSS) FROM CONTINUING
   OPERATIONS.............................   1,741,124  (2,370,155)   4,368,141
GAIN ON DISPOSAL OF SECURITIES BUSINESSES
 (INCLUDES APPLICABLE TAX EXPENSE OF
 $343,270)................................         --          --       514,904
                                           ----------- -----------  -----------
      NET INCOME (LOSS)................... $ 1,741,124 $(2,370,155) $ 4,883,045
                                           =========== ===========  ===========
EARNINGS (LOSS) PER SHARE:
  INCOME (LOSS) FROM CONTINUING
   OPERATIONS............................. $      0.28 $     (0.36) $      0.62
  GAIN ON DISPOSAL OF SECURITIES
   BUSINESSES.............................         --          --          0.07
                                           ----------- -----------  -----------
      NET INCOME (LOSS)................... $      0.28 $     (0.36) $      0.69
                                           =========== ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                       JMC GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                             STOCKHOLDERS' EQUITY

                             COMMON STOCK
                          -------------------  ADDITIONAL
                          OUTSTANDING            PAID-IN     RETAINED
                            SHARES    AMOUNT     CAPITAL     EARNINGS       TOTAL
                          ----------- -------  -----------  -----------  -----------
Balances--January 1,
 1993...................   6,829,698  $68,297  $ 5,093,955  $ 3,486,231  $ 8,648,483
Stock options exercised.     151,433    1,514      251,300          --       252,814
Reduction of income
 taxes payable due to
 stock option
 transactions...........         --       --       389,824          --       389,824
Repurchase and retire-
 ment of common stock...    (496,233)  (4,962)  (4,641,591)         --    (4,646,553)
Dividends paid ($0.14
 per share).............         --       --           --      (969,798)    (969,798)
Net income for the year
 ended December 31,
 1993...................         --       --           --     4,883,045    4,883,045
                           ---------  -------  -----------  -----------  -----------
Balances--December 31,
 1993...................   6,484,898   64,849    1,093,488    7,399,478    8,557,815
Dividends paid ($0.07
 per share).............         --       --           --      (456,465)    (456,465)
Stock options exercised.      40,000      400       56,960          --        57,360
Reduction of income
 taxes payable due to
 stock option transac-
 tions..................         --       --       114,453          --       114,453
Repurchase and retire-
 ment of common stock...    (326,000)  (3,260)    (640,050)         --      (643,310)
Net loss for the year
 ended December 31,
 1994...................         --       --           --    (2,370,155)  (2,370,155)
                           ---------  -------  -----------  -----------  -----------
Balances--December 31,
 1994...................   6,198,898   61,989      624,851    4,572,858    5,259,698
Net income for the year
 ended December 31,
 1995...................         --       --           --     1,741,124    1,741,124
                           ---------  -------  -----------  -----------  -----------
Balances--December 31,
 1995...................   6,198,898  $61,989  $   624,851  $ 6,313,982  $ 7,000,822
                           =========  =======  ===========  ===========  ===========

  The Company's certificate of incorporation also authorizes 5,000,000 shares of no par value preferred stock, none of which have been issued.


  The accompanying notes are an integral part of these financial statements.

                        JMC GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               YEARS ENDED DECEMBER 31,
                                          ------------------------------------
                                             1995        1994         1993
                                          ----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME (LOSS)....................... $1,741,124  $(2,370,155) $ 4,883,045
 Adjustments to reconcile net income
  (loss) to net cash provided (used) by
  operating activities:
 Net gain on sale of rights to certain
  future asset-based fee revenues........ (3,914,350)         --           --
 Gain on disposal of securities
  businesses.............................        --           --      (514,904)
  Realized loss on short-term
   investments...........................        --        72,763          --
  Loss on sale of furniture and
   equipment.............................     28,170          --           --
  Depreciation and amortization..........    394,188    1,054,770    1,347,877
  Goodwill write-off.....................        --     2,516,683          --
  Amortization of asset-based fees
   purchased.............................    156,195      170,447          --
  Deferred tax provision.................    265,230      496,535    1,899,407
 Changes in assets and liabilities:
  Cash segregated under securities
   regulations...........................   (846,523)     (47,746)         --
  Short-term investments.................    536,000     (536,000)         --
  Receivables from insurance companies...    598,495      587,565     (450,040)
  Receivable from financial institution..   (109,450)         --           --
  Income taxes receivable................    103,658      837,228   (1,006,220)
  Other assets...........................     26,299      (64,877)      21,876
  Accrued fees to financial institutions.   (611,255)    (630,101)     225,518
  Customer funds segregated under
   securities regulations................    846,523       47,746          --
  Payable to former officer/stockholder..        --           --      (165,740)
  Accrued expenses and other liabilities.    (44,361)    (434,451)    (902,230)
  Accrued restructuring expenses.........   (201,865)     472,804          --
  Allowance for contract cancellations...   (248,036)    (344,968)      78,314
  Accrued payroll and related expenses...   (318,792)    (109,970)     (64,553)
  Reserve for discontinued operations....        --      (492,836)     492,836
                                          ----------  -----------  -----------
   NET CASH PROVIDED (USED) BY OPERATING
    ACTIVITIES........................... (1,598,750)   1,225,437    5,845,186
                                          ----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, equipment and
   leasehold improvements................   (109,677)    (158,013)    (632,917)
  Proceeds from net sale of rights to
   certain future asset-based fee
   revenues..............................  3,914,350          --           --
  Proceeds from sale of furniture and
   equipment.............................     15,787          --           --
  Purchase of future asset-based fees and
   related costs.........................        --           --    (1,397,129)
  Proceeds from sale of securities
   businesses............................        --           --     3,860,791
  Purchase of short-term investments.....        --    (2,389,463)  (4,203,037)
  Redemption of short-term investments...        --     6,519,737          --
                                          ----------  -----------  -----------
   NET CASH PROVIDED (USED) BY INVESTING
    ACTIVITIES...........................  3,820,460    3,972,261   (2,372,292)
                                          ----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of common stock.............        --    (2,606,641)  (2,683,222)
  Proceeds from stock options exercised..        --        57,360      252,814
  Dividends paid.........................        --      (456,465)    (969,798)
                                          ----------  -----------  -----------
   NET CASH USED BY FINANCING ACTIVITIES.        --    (3,005,746)  (3,400,206)
                                          ----------  -----------  -----------
   NET INCREASE IN CASH AND CASH
    EQUIVALENTS..........................  2,221,710    2,191,952       72,688
   CASH AND CASH EQUIVALENTS AT BEGINNING
    OF YEAR..............................  3,610,888    1,418,936    1,346,248
                                          ----------  -----------  -----------
   CASH AND CASH EQUIVALENTS AT END OF
    YEAR................................. $5,832,598  $ 3,610,888  $ 1,418,936
                                          ==========  ===========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
 Cash paid for:
  Interest............................... $    1,395  $     6,365  $   733,772
  Income taxes........................... $  979,550  $   248,837  $ 2,612,402
SUPPLEMENTAL DISCLOSURES OF NON-CASH OP-
 ERATING ACTIVITIES
Depreciation charged against accrued re-
 structuring expenses.................... $   32,441  $       --   $       --

   The accompanying notes are an integral part of these financial statements.

                                JMC GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND ACQUISITIONS

  The consolidated financial statements include the accounts of JMC Group, Inc. ("JMCG" or the "Company"), its wholly-owned subsidiaries, James Mitchell & Co. ("JMC"), and Priority Investment Services, Inc. ("Priority") (formerly known as Spear Rees & Co.). The Company is engaged in the business of selling annuities, insurance products, and mutual funds to the customers of banks, savings and loan associations and thrifts. Effective January 25, 1994, Spear Rees & Co. changed its name to Priority. Priority is registered with the Securities and Exchange Commission as a broker-dealer and during 1995 exclusively served customers of First Tennessee Bank National Association and its affiliates and correspondent banks. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

  In 1988, JMCG acquired all of the outstanding stock of JMC in a business combination accounted for by the purchase method of accounting. The total cost of the acquisition exceeded the fair value of the net assets acquired and the excess was allocated to the cost of goodwill which was originally being amortized over ten years. This amortization period was derived from the terms of the contracts that JMC had with its remaining financial institution clients at the time of the acquisition. During the third quarter of 1994, management was notified that JMC's contract with Sacramento Savings Bank ("SSB") would be terminated during the fourth quarter of that year. This contract was in fact terminated on October 31, 1994. SSB was the last significant JMC client remaining from those existing at the time of the 1988 acquisition. This event caused management to conclude that the original amortization period was too long. Accordingly, the Company accelerated its amortization and wrote-off $2,516,683 representing the remaining unamortized book value of goodwill during 1994.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

 Cash and Cash Equivalents

  The Company considers cash on hand, cash in banks, and all highly liquid investments purchased with a maturity of three months or less to be cash and cash equivalents.

 Short-Term Investments

  During 1994 the Company had a line of credit agreement which required it to maintain a collateral account which had a balance of $536,000 as of December 31, 1994. In December of 1995, the line of credit agreement was terminated; therefore, the collateral account is no longer required.

 Cash Segregated Under Securities Regulations

  JMC Financial, a wholly owned subsidiary of JMC and a broker-dealer registered with the SEC and NASD, began self-clearing of mutual fund transactions for itself and Priority at the end of 1994. As such, JMC Financial carries cash balances for customers from the trade date of a mutual fund transaction through the settlement date of such transactions. These cash balances have been segregated in special bank accounts for the benefit of customers under Rule 15C3-3 of the Securities and Exchange Commission. Total deposits in these accounts as of December 31, 1995 are $894,269.

 Revenue Recognition

  The Company recognizes and records commission revenue when a sale has been consummated. Annuity and insurance sales are deemed to be consummated when proof of premium payment, the completed application and supporting documentation have been received in the Company's distribution/service center. Mutual fund

                                JMC GROUP, INC.

sales are recorded on the trade date of such sale. Commission revenues for 1995, 1994 and 1993 were $9,447,074, $26,628,216 and $45,117,202, respectively. Annuity and insurance sales commission revenue is reported net of chargebacks. The Company recognizes and records asset-based fee revenues as they become due from the provider companies, based upon the average accumulated value of assets in force. Asset-based fee revenues for 1995, 1994 and 1993 were $4,865,633, $5,519,339 and $3,926,703, respectively.

 Allowance for Contract Cancellations

  The Company reflects a liability on its balance sheet identified as "Allowance for Contract Cancellations". This allowance is a recognition that certain commissions earned by the Company on the sale of annuities and insurance products must be returned to the provider companies when policies are surrendered within the first year after purchase. A formula is used to calculate the returned commission exposure. This formula was developed based on the Company's policy surrender patterns, actual commissions received by month, "known" unprocessed surrenders, and the availability of recoveries of client fees and sales personnel commissions.

 Net Gain on Sale of Rights to Certain Future Asset-Based fee Revenue

  During the third quarter of 1995 the Company signed an agreement to terminate its Florida operations. As part of the termination agreement, the Florida based financial institution exercised its rights to purchase certain future asset-based revenues from the Company. The Company recorded a net gain of $3,914,350 from the sale. See discussion of Barnett Bank, Inc. at Note 5 and 10.

 Other Income

  For 1995 and 1994, other income includes payments made by the Company's Florida based financial institution client, for the right to hire certain JMC employees of $1,308,500 and $1,000,000, respectively. In addition, 1995 other income includes fees of $538,200 paid to the Company by the same financial institution to transition the sales operation to the financial institution. Costs incurred by the Company to facilitate such transactions are included in Expenses for the year.

 Furniture, Equipment and Leasehold Improvements

  Furniture and equipment are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the property which range from three to five years. Leasehold improvements, also recorded at cost, are amortized over the lesser of the estimated life of the improvement or the term of the lease.

 Asset-Based Fees Purchased

  During 1993, the Company recorded $1,397,129 as a capital asset, which represented the discounted present value of the future asset-based fees acquired by the Company as a result of an arbitration proceeding involving a former bank client. The asset is being amortized over 13 years from the acquisition date which represents the estimated life of the asset-based fees purchased. The unamortized balance of this capital asset as of December 31, 1995 was $979,644.

 Financial Statement Classification

  Certain reclassifications have been made to the 1994 and 1993 financial statements in order for them to conform to the presentation for 1995.

                                JMC GROUP, INC.

 Restructuring

  Restructuring expenses represent costs specifically associated with the Company's restructuring, which was approved in the third quarter of 1994, including employee severance, asset write-downs and lease write-offs for closed offices.

NOTE 3. REVOLVING LINE OF CREDIT

  As of December 31, 1994, the Company had available a $500,000 bank line of credit for short-term working capital requirements, which permitted borrowing at the bank's prime rate plus .5%. The line of credit required the Company to maintain a collateral account of $536,000 which was recorded as short-term investments as of December 31, 1994. The line of credit was terminated in December 1995.

NOTE 4. DISCONTINUED OPERATIONS

  During 1993, the Company entered into two separate agreements for the disposition of its specialist and securities brokerage businesses. One agreement was for the sale of TCW, Inc., Spear Investment Services, Inc. and Spear Insurance Services, Inc. to a former officer/stockholder of the Company for $1,554,017. An outstanding severance liability of $1,193,226 due to the former officer/stockholder was offset against the sales price of these entities at the time of the disposition. The second agreement was for the sale of the customer accounts of Spear Rees & Co. to a major discount brokerage firm for $3,500,000.

  Amounts related to the dispositions, initially established as of December 31, 1992, were revised and a gain on disposal of securities businesses of $514,904, net of applicable taxes, was recorded during the year ended December 31, 1993.

NOTE 5. COMMITMENTS AND CONTINGENCIES

 Operating Leases

  The Company leases office facilities and equipment under the terms of operating leases which expire through 1998. At December 31, 1995 the aggregate minimum annual noncancelable lease commitments are as follows:

                                                                       MINIMUM
                                                                      AGGREGATE
                                                                       RENTALS
                                                                      ----------
      Year Ending December 31,
        1996......................................................... $  462,703
        1997.........................................................    426,565
        1998.........................................................    324,803
                                                                      ----------
                                                                      $1,214,071
                                                                      ==========

  The above schedule of minimum aggregate rentals represents lease payments on all of the Company's offices as if rents were paid on all offices through their respective lease terms less amounts to be received by the Company for offices which have been subleased.

  As of January 1, 1996 the Company had three offices which were being subleased. The net obligation on such offices, included in the above minimum aggregate rentals, is included in the remaining restructuring reserve and reserve for discontinued operations, included in accrued restructuring expenses and accrued expenses and other liabilities as of December 31, 1995.

                                JMC GROUP, INC.

LEGAL MATTERS

  On July 7, 1995, the Florida Department of Insurance (the "Department") issued a Final Order in its administrative proceeding against the Company's wholly-owned subsidiary, JMC, which was commenced on March 11, 1993. The enforcement of the majority of the Final Order has been stayed pending the outcome of its appeal and JMC has complied with all other aspects of the Final Order.

  The Final Order is similar in many respects to the Recommended Order which was issued by an administrative hearing officer in August 1994. The Department found that JMC was not involved in an unlawful association with its Florida financial institution client with regard to the sale of annuities. JMC was ordered to cease and desist from certain advertising and sales practices which the Department found to be in violation of Florida insurance laws regarding deceptive advertising and sales practices. The Final Order also requires JMC to obtain an insurance agency license prior to engaging in any activity which by state law may be performed only by a licensed agent and revokes the Florida insurance license of James K. Mitchell, Chairman and Chief Executive Officer of the Company. No monetary damages or penalties were assessed against JMC or Mr. Mitchell.

  JMC has filed an appeal of the Final Order and intends vigorously to pursue the appeal. The Company has incurred most of the anticipated costs of the appeal and management believes that the amounts accrued as of December 31,1995 will be sufficient to cover any additional costs.

  Effective October 31, 1995, JMC concluded its relationship with its Florida financial institution client, Barnett Banks, Inc., and is not presently doing business in the State of Florida. As described in Note 10, Barnett Bank accounted for revenues of $10,239,630, $20,176,680 and $35,388,162 during
1995, 1994 and 1993, respectively.

  The Company's broker-dealer subsidiary, Priority (formerly Spear Rees & Co.), has been named as a defendant in lawsuits arising out of the sale of real estate limited partnerships to customers of Spear Rees & Co. and Rees Financial Group, Inc. and Rees Capital Group, Inc. ("Rees") prior to 1992. Spear Rees & Co. was a full service brokerage firm which acquired the assets of Rees in September 1991. Subsequent to year-end, the Company reached a settlement with certain of the Plaintiffs in this case, while other claims remain the subject of NASD arbitration. The amounts to be paid subject to Bankruptcy Court approval in the settlement were accrued in the Company's financial statements and are included in accrued expenses and other liabilities as of December 31, 1995. Management does not believe that resolution of the NASD arbitration will have a material adverse effect on the Company.

  In addition, the Company and its subsidiaries are involved in various legal and regulatory proceedings from time to time in the ordinary course of business. Management does not believe that any such proceedings will have a material adverse effect on the Company's financial condition or results of operation.

                                JMC GROUP, INC.

NOTE 6. FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

  Furniture, equipment and leasehold improvements consist of:

                                                         1995         1994
                                                      -----------  -----------
   Furniture and fixtures............................ $   858,151  $   967,062
   Computer equipment................................     959,440      973,913
   Leasehold improvements............................      42,961       57,487
                                                      -----------  -----------
                                                        1,860,552    1,998,462
                                                      -----------  -----------
   Less:
     Accumulated depreciation and amortization.......  (1,498,291)  (1,321,307)
                                                      -----------  -----------
   Net furniture, equipment and leasehold
    improvements..................................... $   362,261  $   677,155
                                                      ===========  ===========

NOTE 7. STOCKHOLDERS' EQUITY

  In 1994, the Board of Directors authorized the purchase of up to 500,000 shares of the Company's common stock. During 1994, the Company repurchased 326,000 shares of common stock at a total cost of $643,310.

  During 1993, the Company repurchased 496,233 shares of common stock at a total cost of $4,646,553. During 1994, a final payment of $1,963,331 was made related to this repurchase of stock.

  In 1983, the Company adopted a Stock Option Plan (the "1983 Plan") pursuant to which options to purchase an aggregate of 1,000,000 shares of common stock could be granted to directors, officers and key employees. The 1983 Plan expired by its terms in November 1993, although there are still options outstanding under the 1983 Plan. In 1993, the Company adopted the 1993 Executive Stock Option Plan (the "Executive Plan") pursuant to which options to purchase an aggregate of 750,000 shares of common stock may be granted to officers and directors of the Company and its subsidiaries and the 1993 Employee Stock Option Plan (the "Employee Plan") pursuant to which options to purchase an aggregate of 750,000 shares of common stock may be granted to employees of the Company and its subsidiaries (collectively, the "1993 Plans" and, together with the 1983 Plan, the "Plans"). Under the Plans, incentive stock options, as defined in section 422A of the Internal Revenue Code, or non-qualified stock options may be granted. Non-employee directors receive formula grants of options pursuant to the Executive Plan.

  A summary of changes in outstanding common stock options during 1995, 1994, and 1993 follows:

                                                         NUMBER
                                                           OF     OPTION PRICE
                                                         SHARES     PER SHARE
                                                        --------  -------------
   Stock options outstanding at December 31, 1992......  279,433  $1.380- 6.380
   1993
     Granted...........................................  128,000  $6.250-11.000
     Canceled or exercised............................. (153,433) $1.380- 6.380
   1994
     Granted...........................................  243,000  $4.000- 4.400
     Canceled or exercised.............................  (91,000) $1.380- 9.000
   1995
     Granted...........................................  218,000  $0.625- 3.625
     Canceled or exercised............................. (112,000) $1.690-11.000
                                                        --------  -------------
     Outstanding at December 31, 1995..................  512,000  $0.625-11.000
                                                        ========  =============

                                JMC GROUP, INC.

  Of the 218,000, 243,000 and 128,000 options granted in 1995, 1994 and 1993 respectively, options granted under the Executive Plan amounted to 152,000 for 1995, 170,000 for 1994 and 37,000 for 1993. Options granted under the Employee Plan amounted to 66,000 in 1995 and 73,000 in 1994. The remaining shares in each of these years were granted under the 1983 Plan. The 512,000 options outstanding at December 31, 1995 became or will become exercisable as follows:
207,500 shares in 1995 and prior; 193,166 in 1996; 82,666 in 1997 and 28,668 in 1998. As of December 31, 1995, options to purchase 546,834 shares had been exercised under the 1983 Plan and options for 101,000 shares were outstanding. As of December 31, 1995, 436,000 shares were available for future grants under the Executive Plan and 653,000 shares were available for future grants under the Employee Plan. As of December 31, 1995, a total of 1,601,000 shares were reserved for issuance under the Plans.

NOTE 8. EARNINGS PER SHARE

  Earnings per share was computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. The weighted average number of shares outstanding was adjusted to reflect the dilutive effect of the assumed exercise of stock options using the treasury stock method.

  The weighted average number of shares of common stock and common stock equivalents outstanding for the periods presented is as follows: 1995-6,201,318; 1994-6,494,388; 1993-7,010,004.

NOTE 9. INCOME TAXES

  The provision (benefit) for income taxes is allocated as follows:

                                                 1995      1994        1993
                                              ---------- ---------  ----------
Continuing operations........................ $1,256,168 $ 606,365  $3,645,943
Discontinued operations......................        --        --      343,270
Additional tax deduction due to stock option
 transactions................................        --   (114,453)   (389,824)
                                              ---------- ---------  ----------
    Total.................................... $1,256,168 $ 491,912  $3,599,389
                                              ========== =========  ==========
                                                 1995      1994        1993
                                              ---------- ---------  ----------
Current:
  Federal.................................... $  792,750 $  86,843  $1,652,410
  State......................................    198,188    22,987     437,396
                                              ---------- ---------  ----------
                                                 990,938   109,830   2,089,806
Deferred.....................................    265,230   496,535   1,899,407
Additional tax deduction due to stock option
 transactions................................        --   (114,453)   (389,824)
                                              ---------- ---------  ----------
    Total.................................... $1,256,168 $ 491,912  $3,599,389
                                              ========== =========  ==========

  The provisions for income taxes for continuing operations differs from the amount computed using the statutory federal tax rate of 34% as a result of the following:

                                                1995       1994        1993
                                             ---------- ----------  ----------
Expecting tax (benefit) using statutory
 rate....................................... $1,019,079 $ (638,603) $2,592,248
Effects of:
  State income taxes, net of Federal tax
   benefit..................................    178,039   (109,051)    423,619
  Nondeductible amortization................        --   1,212,585     276,480
  Other.....................................     59,050     26,981     (36,228)
                                             ---------- ----------  ----------
    Total................................... $1,256,168 $  491,912  $3,256,119
                                             ========== ==========  ==========

                                JMC GROUP, INC.

  At December 31, 1995 and 1994, the components of the deferred income tax asset are as follows:

                                                               1995      1994
                                                             --------  --------
   Allowance for contract cancellations..................... $ 56,916  $155,981
   Accrued restructuring expenses...........................   24,111   117,693
   Accrued payroll and related expenses.....................   69,161   101,692
   Other....................................................  (22,760)   33,212
   Franchise taxes..........................................   31,926    16,006
                                                             --------  --------
     Deferred taxes......................................... $159,354  $424,584
                                                             ========  ========

NOTE 10. MAJOR CUSTOMERS

  During the years ended December 31, 1995, 1994 and 1993, the following client financial institutions individually accounted for 10% or more of the Company's total revenues:

   1995
     Barnett Banks, Inc. (Florida)................................. $10,239,630
     Central Fidelity National Bank (Virginia)..................... $ 4,331,633
     First Tennessee Bank (Tennessee).............................. $ 3,149,677
   1994
     Barnett Banks, Inc. (Florida)................................. $20,176,680
     Central Fidelity National Bank (Virginia)..................... $ 6,210,464
   1993
     Barnett Banks, Inc. (Florida)................................. $35,388,162
     Central Fidelity National Bank (Virginia)..................... $ 7,579,735

  As described in Note 5, the Company terminated its relationship with Barnett Banks, Inc. effective October 31, 1995.

  As described in Note 12, effective February 1, 1996, the Company reduced its level of service provided to First Tennessee Bank from a fully-managed alternative investments program to an administrative support program.

  The Company's current contract with Central Fidelity expires on December 31, 1996, but is subject to termination or may be renewed upon written notice prior to that time.

NOTE 11. SHAREHOLDER RIGHTS PLAN

  In 1990, the Company's Board of Directors adopted a Shareholder Rights Plan (the "Plan"). The Plan provided for the distribution of one common stock purchase right as a dividend for each outstanding share of common stock of the Company as of April 1, 1990. The right entitles stockholders to buy one share of the Company's common stock at thirty dollars per share, subject to adjustment per the Plan. All rights expire on February 23, 2000.

  Generally, each right may be exercised ten days after any person or group ("Acquirer") acquires beneficial ownership of 20% of the outstanding shares of common stock, or ten days after an Acquirer announces a tender offer or other business combination, which would result in the Acquirer obtaining beneficial ownership of 20% or more of the voting power of the Company, unless such tender offer or acquisition is made with approval of the Board of Directors.

                                JMC GROUP, INC.

  Under certain circumstances, including the acquisition of 25% of the Company's common stock and the occurrence of certain "self-dealing transactions" by an Acquirer or certain other 20% holders, all rights holders except the Acquirer may purchase the Company's common stock at approximately 50% of the prevailing market price. Similarly, if the Company is acquired in a merger after the acquisition of specified percentages of the voting power of the Company, and the Acquirer is the resultant corporation, the rights holders with the exception of the Acquirer, may purchase the Acquirer's shares at a similar discount.

  The Board of Directors may effect the redemption of the rights at any time before the rights become exercisable at a nominal price payable in cash and/or shares of common stock.

NOTE 12. SUBSEQUENT EVENTS

  Effective February 1 1996, the Company entered into an agreement with First Tennessee Bank pursuant to which such client has internalized the distribution of annuities and mutual funds. Although the Company will no longer provide a fully-managed alternative investment program to this client, effective with the new agreement, the Company will provide this financial institution administrative support for which it will receive fees based on the number of customers serviced and the amount of transactions processed on a monthly basis. Regardless of the volume administered, the Company will receive a minimum monthly fee of $25,000 through December 31, 1997. For the period from February 1, 1996 through December 31, 1996 the Company and the client bank will share asset-based fees on the block of annuities and mutual funds generated as of January 31,1996 in the same proportion as before the new agreement. Subsequent to that date, the Company will earn a larger portion of the shared fees. Based on this new agreement, no material liabilities were created which would have required an accrual as of December 31, 1995.

  The Company entered into an agreement with USBA Holdings, LTD ("USBA") on January 28, 1996. This agreement was established to provide JMC with access to financial institutions through the consulting and other relationships established by USBA and its subsidiaries. In connection with this transaction, the Company paid USBA $1.25 million on January 28, 1996 to assist in the preparation and implementation of a five year marketing plan focusing on the establishment of relationships with new financial institution clients. The Company has the right to recover $1 million of the amount paid under certain circumstances. In addition, USBA was given warrants to purchase up to 1 million shares of the Company's common stock at $2.50 per share which may be adjusted to approximately $1.44 per share under certain circumstances. The warrants, which are exercisable after January 29, 1997, have an estimated value of $315,000. Amounts associated with this transaction will be deferred and amortized over future benefit periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth names and certain other information concerning the Company's Directors and executive officers, as of February 29, 1996:

                                                                 TERM OF OFFICE
               NAME              AGE         POSITION          AS DIRECTOR EXPIRES
               ----              ---         --------          -------------------
   James K. Mitchell...........   57 Chairman, Chief                  1998
                                     Executive Officer and
                                     Director
   Brian J. Finneran...........   52 President, Chief                 1998
                                     Operating Officer and
                                     Director
   D. Mark Carlson.............   36 Senior Vice President,             --
                                     Chief Financial Officer
   William L. Webster..........   48 Senior Vice President,             --
                                     Chief Administrative
                                     Officer
   Edward J. Baran.............   59 Director                         1997
   Barton Beek.................   72 Director                         1996
   Charles H. Black............   69 Director                         1997
   Robert A. Cervoni...........   43 Director                         1996
   Herbert G. Kawahara.........   67 Director                         1996
   Robert G. Sharp.............   60 Director                         1998
   Donald A. Weeden............   65 Director                         1997

  Information with respect to the principal occupation during the past five years of each nominee, each current Director and each executive officer is set forth below. There are no family relationships among Directors or executive officers of the Company.

  James K. Mitchell became a Director in October 1988 and became Chairman and Chief Executive Officer of the Company on January 1, 1993. Mr. Mitchell is the founder of the Company's principal subsidiary, James Mitchell & Co. In 1973, Mr. Mitchell was a founding officer of Security First Group (now The Holden Group), a financial services firm which pioneered the concept of marketing insurance and annuity products through stock brokerage firms. Before joining that firm, Mr. Mitchell served as Vice President of Marketing for the Variable Annuity Life Insurance Company of Houston, Texas. He attended Portland State University and is a registered Principal with the National Association of Securities Dealers, Inc. (the "NASD").

  Brian J. Finneran became President and Chief Operating Officer and a Director of the Company on January 10, 1994. From May 1, 1993 to January 9, 1994, he served as Executive Vice President of the Company, with responsibility for sales and marketing. Mr. Finneran joined James Mitchell & Co. in 1984. Prior to that time, Mr. Finneran was an officer of Security First Group. He also held marketing and management positions with Allstate Insurance Company and Investors Diversified Services (IDS). Mr. Finneran received undergraduate and graduate degrees from Fairfield University and is a registered Principal with the NASD.

  D. Mark Carlson became Senior Vice President of the Company on January 10, 1994. Mr. Carlson joined James Mitchell & Co. in 1990 as Assistant Vice President--Accounting and became Chief Financial Officer of James Mitchell & Co. in January 1991. He became Vice President and Chief Financial Officer of the Company on May 1, 1993. Prior to joining James Mitchell & Co., Mr. Carlson was an audit manager with Steres, Alpert & Carne, a San Diego-based accounting firm, which he joined in 1988 after serving as an audit supervisor with the accounting firm of Arthur Young & Company. Mr. Carlson is a graduate of California Lutheran University, is a certified public accountant and is a registered Financial and Operations Principal with the NASD.

  William L. Webster became Senior Vice President and Chief Administrative Officer of the Company on January 10, 1994. Mr. Webster joined James Mitchell & Co. in June 1993 as Vice President of Operations. Prior to that time, he was Vice President of New Business Administration and Vice President of Information Systems for The Holden Group. In such capacities, Mr. Webster was responsible for the administration of the company's annuity sales business which consisted of over 250,000 accounts representing approximately $4 billion in assets. Prior to joining The Holden Group, Mr. Webster was an Administrative Services Manager with Arthur Andersen & Co. Mr. Webster received his undergraduate degrees from Lehigh University.

  Edward J. Baran became a Director in August 1992. Mr. Baran, who has spent more than thirty years in the insurance business, is currently Chairman and Chief Executive Officer of BCS Financial Corporation, a financial services holding company. Prior to joining BCS in November 1987, Mr. Baran was Vice Chairman, President and Chief Executive Officer of Capitol Life Insurance Company of Denver, Colorado. He is a graduate of Georgetown University and a member of the Compensation Committee of the Board of Directors.

  Barton Beek became a Director in January 1984. Mr. Beek is a senior partner of O'Melveny & Myers, a law firm which he joined in 1955, with offices worldwide. Mr. Beek is a graduate of the California Institute of Technology, the Stanford University Graduate School of Business and Loyola College of Law. Mr. Beek is a director of Wynns International, Inc. He is a member of the Compensation Committee of the Board of Directors.

  Charles H. Black became a Director in June, 1993. Mr. Black is currently a private investor, having most recently served as Vice Chairman of Pertron Controls Corporation. From 1982 to 1985, Mr. Black served as Executive Vice President, Director and Chief Financial Officer of Kaiser Steel Corporation. He served as Executive Vice President and Chief Financial Officer of Great Western Financial Corporation and Great Western Savings and Loan from 1980 to 1982 after having spent over 20 years in various financial and management positions with Litton Industries, Inc., the most recent being Corporate Vice President and Treasurer. Mr. Black is a member of the Board of Governors of the Pacific Stock Exchange and serves as a director of Investment Company of America, AMCAP Fund, Inc., Fundamental Investors, Inc., American Variable Insurance Trust, and The Global Swap Fund, all mutual funds. He also serves as a director of Wilshire Technologies, Inc., in addition to several privately-held corporations. Mr. Black is a graduate of the University of Southern California. He is a member of the Audit Committee of the Board of Directors.

  Robert A. Cervoni became a Director in June 1987. Mr. Cervoni is the Managing Director of Finance and Compliance of Weeden & Co., L.P., a New York Stock Exchange member firm. Weeden & Co., L.P. makes a market in the Company's Common Stock on the NASDAQ National Market System. Mr. Cervoni served as Treasurer and Chief Financial Officer of the Company and its subsidiaries until July 1989. Prior to joining the Company, Mr. Cervoni was Controller of Trading Company of the West. Before joining Trading Company of the West in April 1982, Mr. Cervoni was audit manager with the public accounting firm of Spicer & Oppenheim, formerly Oppenheim, Appel, Dixon & Co., where he specialized in auditing securities brokerage firms and financial institutions. Mr. Cervoni is a certified public accountant and an allied member of and a Registered Financial Principal and Registered Compliance Officer with the New York Stock Exchange. Mr. Cervoni is Chairman of the Audit Committee of the Board of Directors.

  Herbert G. Kawahara became a Director in June 1989. Mr. Kawahara is the former President of the Pacific Stock Exchange, having served in that capacity from January 1988 to May 1989. Previously, Mr. Kawahara had a 29-year career with E.F. Hutton and Company Inc., starting as trainee in 1958 and filling various positions in the retail system. From 1982 to 1987, he served as an Executive Vice President and was the firm's top executive in Southern California. Mr. Kawahara was also a member of the Board of Directors of E.F. Hutton and Company, Inc. from 1982 to 1987. He is a graduate of the University of California at Los Angeles. Mr. Kawahara is Chairman of the Compensation Committee of the Board of Directors.

  Robert G. Sharp became a Director in May 1995. Mr. Sharp retired from his position as President and Chief Executive Officer of Keyport Life Insurance Company in February 1992 after having served in that position since 1979. Mr. Sharp is the past chairman of the National Association for Variable Annuities and a former director of the National Association of Life Companies. Mr. Sharp is a graduate of the California State University at Sacramento and is a registered Principal with the NASD.

  Donald E. Weeden became a Director in February 1987. Since January 1986, Mr. Weeden has been the Chief Executive Officer of Weeden & Co., L.P. Weeden & Co., L.P. makes a market in the Company's Common Stock on the NASDAQ National Market System. Prior to that time, he was Vice President of Moseley, Hallgarten, Estabrook & Weeden Inc. Mr. Weeden is a director of National Semiconductor, Inc. Mr. Weeden is a member of the Compensation Committee of the Board of Directors.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission, NASDAQ and the Pacific Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, Directors and greater than 10% stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all
Section 16(a) reports they file.

  Specific due dates for these reports have been established and the Company is required to identify those persons who failed to timely file these reports. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1995 all
Section 16(a) filing requirements applicable to its executive officers, Directors and greater than 10% beneficial owners were complied with, except for Donald A. Weeden, who filed his Form 4 on January 12, 1996, which was due on January 10, 1996.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief Executive Officer and the four highest paid executive officers of the Company (the "named executive officers"):

                                                     LONG-TERM
                                     ANNUAL         COMPENSATION
                                 COMPENSATION(1)       AWARDS
                              --------------------- ------------
                                                     SECURITIES
                                                     UNDERLYING   ALL OTHER
NAME AND PRINCIPAL                                    OPTIONS/   COMPENSATION
POSITION                 YEAR SALARY($) BONUS($)(2)  SARS(#)(3)      ($)
------------------       ---- --------- ----------- ------------ ------------
James K. Mitchell,       1995  248,664        --          --        9,449
 Chairman and            1994  280,500     42,075      75,000       8,740
 Chief Executive         1993  275,000    267,027         --        8,617
 Officer(4)

Brian J. Finneran,       1995  217,692        --          --        8,542
 President and           1994  240,000     36,000      30,000       7,970
 Chief Operating         1993  306,450    106,171      30,000       7,847
 Officer(5)

D. Mark Carlson,         1995  127,699        --       20,000       3,600(6)
 Senior Vice President   1994  130,000     19,500      15,000       3,600(6)
 and Chief Financial     1993  101,100     45,179      15,000       3,547(6)
 Officer

William L. Webster,      1995  112,880        --       20,000       3,694(6)
 Senior Vice President   1994  117,589     17,250      10,000       1,779(6)
 and Chief               1993      --         --          --          --
 Administrative Officer

G. Richard Sippel,       1995  133,526        --       20,000       4,177
 Senior Vice President   1994  134,486     16,500      15,000       4,175
 and Chief Marketing     1993      --         --          --          --
 Officer(7)

--------
(1) Disclosure of compensation for fiscal 1993 is not required for Messrs. Sippel and Webster, who were not executive officers of the Company at any time during 1993. Mr. Sippel's position as an executive officer was eliminated in February 1996.
(2) Reflects bonuses earned for the respective fiscal year, which in some instances all or a portion of which was paid during the subsequent fiscal year.
(3) The Company does not have any outstanding Stock Appreciation Rights
    ("SARs").
(4) Amounts reported for Mr. Mitchell in the "All Other Compensation" column include $4,620, $4,620, and $4,497, respectively, for 1995, 1994 and 1993, representing the Company's contributions to its 401(k) Savings Plan on his behalf and $4,829 for 1995 and $4,120 for 1994 and 1993, representing life insurance premiums advanced by the Company pursuant to a split dollar insurance agreement.
(5) Salary amount for 1993 includes commission overrides of $171,650. Amounts reported for Mr. Finneran in the "All Other Compensation" column include $4,620, $4,620 and $4,497 representing the Company's contributions to its 401(k) Savings Plan on his behalf for 1995, 1994 and 1993, respectively, and $3,922 for 1995, and $3,350 for 1994 and 1993 representing life insurance premiums advanced by the Company pursuant to a split dollar insurance agreement.
(6) Represents the Company's contributions to its 401(k) Savings Plan on behalf of the named executive officer.
(7) Salary amount includes commission overrides of $25,506 for 1995 and $24,486 for 1994. Amounts reported for Mr. Sippel in the "All Other Compensation" column represent the Company's contribution to its 401(k) Savings Plan on his behalf.

OPTION GRANTS

  The following table provides information related to grants of options to purchase Common Stock to the named executive officers during the 1995 fiscal year:

                                                                                 POTENTIAL REALIZABLE
                                                                                   VALUE AT ASSUMED
                                                                                 ANNUAL RATE OF STOCK
                                                                                  PRICE APPRECIATION
                               INDIVIDUAL GRANTS                                   FOR OPTION TERM(2)
-------------------------------------------------------------------------------- --------------------
                                      PERCENT OF TOTAL
                          NUMBER OF     OPTIONS/SARS
                          SECURITIES   GRANTED TO ALL
                          UNDERLYING     EMPLOYEES     EXERCISE PRICE
                         OPTIONS/SARS  DURING FISCAL   OR BASE PRICE  EXPIRATION
          NAME            GRANTED(1)       YEAR(1)         ($/SH)        DATE      5%($)      10%($)
          ----           ------------ ---------------- -------------- ---------- ---------- ----------
D. Mark Carlson.........    20,000          13.7%          $1.00       6/15/00       12,578     31,875
William L. Webster......    20,000          13.7%          $1.00       6/15/00       12,578     31,875
G. Richard Sippel.......    20,000          13.7%          $1.00       6/15/00       12,578     31,875

--------
(1) The Company does not have any outstanding SARs. Each of the options shown vest in two equal installments on December 31, 1995 and June 14, 1996, or all shares may vest immediately under certain circumstances.
(2) The 5% and 10% assumed rates of appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price. The potential realizable value was calculated using the closing price of the Common Stock on June 14, 1995, the date of grant, of $1.00 per share. The exercise price was also determined by using the closing price of the Common Stock on that date.

OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

  The following table provides information related to options exercised by the named executive officers during the 1995 fiscal year and the number and value of options held at fiscal year-end.

                                                       NUMBER OF SECURITIES
                                                      UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED
                                                          OPTIONS/SARS AT        IN-THE-MONEY OPTIONS/
                                                             FY-END(#)(1)       SARS AT FY-END($)(1)(2)
                                                     ------------------------- -------------------------
                         SHARES ACQUIRED   VALUE
          NAME            ON EXERCISE(#) REALIZED($) EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
          ----           --------------- ----------  ----------- ------------- ----------- -------------
James K. Mitchell.......         0            0        25,000       50,000           0            0
Brian J. Finneran.......         0            0        30,000       30,000           0            0
D. Mark Carlson.........         0            0        20,000       30,000           0            0
William L. Webster......         0            0        13,334       16,666           0            0
G. Richard Sippel.......         0            0        15,000       20,000           0            0

--------
(1) The Company does not have any outstanding SARs.
(2) The closing price for the Common Stock on December 29, 1995, as reported by the NASDAQ National Market System, was $0.906. All of the named executive officers' outstanding options were exercisable for a price greater than $0.906 at fiscal year end.

COMPENSATION OF DIRECTORS

  The members of the Board of Directors who are not full-time employees of the Company are entitled to receive reimbursement for out-of-pocket expenses they incur in attending Board meetings and otherwise performing their duties and receive fees of $1,000 for each meeting of the Board of Directors which they attend. Members of committees additionally receive $500 per committee meeting held on the same day as a Board of Directors' meeting, or $1,000 per committee meeting if held on a different day. Committee chairpersons receive an additional $500 per committee meeting. Non-employee Directors receive formula grants of non-qualified stock options under the Company's 1993 Executive Stock Option Plan. Options to acquire 12,000 shares of Common Stock are to be granted within six months after an individual takes office as a Director and options to acquire an additional 12,000 shares are to be granted within six months after every third anniversary of such Director's taking office. Officers of the Company are not compensated for their services as Directors or committee members.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  No member of the Compensation Committee of the Board of Directors served as an officer or employee of the Company or its subsidiaries. No executive officers of the Company served during fiscal 1995 on the board of directors of any company which had a representative on the Company's Board of Directors. No member of the Company's Board of Directors served during 1995 as an executive officer of a company whose board of directors had a representative from the Company or the Company's Board of Directors.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

  The Company's Compensation Committee (the "Committee") is composed entirely of independent members of the Board of Directors. During fiscal year 1995, this Committee met three times, February 13, April 18 and June 6,1995. The Committee recommends executive compensation policy and practice to the Board of Directors and administers the Company's 1993 Executive Stock Option Plan. The Board of Directors did not modify or reject in any material way any action or recommendation of the Committee during fiscal year 1995.

  The Committees compensation policy with regards to the Company's executive officers has been to provide these officers, in aggregate, with salary and incentive compensation competitive with the marketplace. Compensation has primarily consisted of salaries, stock options and cash bonuses based upon the Company's pre-tax earnings. No executive is currently a party to an employment contract. For the first three months of 1995 the salary of the Chief Executive Officer remained fixed at $284,427 by a past employment agreement which expired on January 1, 1996, but from April 1, he voluntarily reduced his salary by 20% to an annual rate of $225,000. The President similarly reduced his salary by 20%.

  The Committee at its February 6, 1996 meeting considered the reporting operating results for 1995 and recognized that when the net gain on sale of rights to certain future asset fee revenue were not included, there was a net operating loss for that year. Therefore, although the Committee felt that management during the year had acted appropriately in attempting to maintain revenues and reducing costs in a very difficult industry environment, it decided not to award any cash bonuses to the Chief Executive Officer or the other executive officers. However, the committee did reinstate the salaries of the Chief Executive Officer as well as the President to the annual salary rates earned prior to the 1995 salary reductions as of February 1, 1996.

  While there is no established policy with respect to the frequency or amount of options grants, the Committee desires that the executive officers own Company stock to both provide incentive compensation based on performance factors deemed important to the Company's stockholders and to provide an element of downside risk to more closely align the interests of executives with the interests of the stockholders. The Committee considers the granting of stock options annually and, in reviewing the Chief Executive Officers recommendation, considers the individual executive officers contributions to the Company and the amount and terms of existing options. The grants of options made by the Committee on June 6, 1995 covering approximately 80,000 shares at an average exercise price of $1.00 were based solely upon the recommendations of the Chief Executive Officer who desired to continue to provide key executives with stock options to encourage retention in light of a reduction in their salaries from mid year and to reinforce the objectives of the Committee as articulated above. The options granted were to four executives other than the Chief Executive Officer and President and represented less than two percent of the outstanding Common Stock.

  As noted above, Mr. Mitchell's compensation as Chairman and Chief Executive Officer of the Company was governed by the terms of a written Employment Agreement for the first three months of 1995. Mr. Mitchell, who became Chief Executive Officer of the Company effective January 1, 1993, received a total of $248,664 in salary for fiscal 1995. This compares to a $280,500 salary and a $42,075 bonus for a total of $322,575, exclusive of standard benefits in 1994. This also compares to $275,000 salary and $267,027 bonus for a total of $542,027 in 1993. At the close of 1995, Mr. Mitchell was the largest stockholder of the Company with a total of 703,607 shares.

  The report of the Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Proxy Statement into filing under the Securities Act of 1993 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Herbert G. Kawahara, Chairman of the Compensation Committee
Edward J. Baran
Barton Beek
Donald E. Weeden

PERFORMANCE GRAPH

  The following chart compares the yearly percentage change in the cumulative total stockholder return on the Company's Common Stock during the five fiscal years ended December 31, 1995 with the cumulative total return on the S&P 500 Index and the NASDAQ Financial Stocks Industry Index.


                             [GRAPH APPEARS HERE]

       ASSUMES $100 INVESTED IN JNCG, S&P 500, AND MASDQ AS OF 12/31/88

                                                INDEX         $100 INVESTED
NASDAQ:                      NASDAQ             FACTOR            VALUE          %INCREASE
                             ------             ------        -------------      ---------
         12/31/90            96.641              N/A                100
         12/31/91            149.54              1.55            154.74
         12/31/92           213.884              1.43            221.32
         12/31/93           248.587              1.16            257.23
         12/31/94           249.168              1.00            257.83
         12/31/95           363.023              1.46            375.64

                                                  %           $100 INVESTED
S&P 500:                     S&P 500           INC/(DEC)          VALUE
                             ------            ---------      -------------
         12/31/90                                  N/A              100
         12/31/91                               30.55%           130.55
         12/31/92                                7.67%           140.56
         12/31/93                                9.99%           154.61
         12/31/94                                1.20%           156.46
         12/31/95                               37.60%           215.29


                                               # OF SHARES       CLOSING
                                 JMCG         $100 INITIAL     MARKET VALUE
JMCG STOCK PERFORMANCE:      CLOSE MV/SHR      INVESTMENT      $100 INITIAL
                             ------------     ------------     ------------
         12/31/90                 3             33.33               100
         12/31/91             3.375             33.33               113
         12/31/92              6.25             33.33               208
         12/31/93             8.375             33.33               279
         12/31/94             1.563             33.33                52
         12/31/95             0.906             33.33                30


  The foregoing information shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Unless otherwise noted below, the following table presents certain information with respect to the ownership of the Common Stock as of February 29, 1996 by each person known by the Company to own beneficially more than 5% of the Common Stock, by each person who is a Director or nominee for Director of the Company, by each named executive officer and by all executive officers and Directors of the Company as a group:

                                                              SHARES OF COMMON
                                                                    STOCK
                                                                BENEFICIALLY
                                                                 OWNED AS OF
                                                                FEBRUARY 29,
                                                                   1996(1)
                                                              -----------------
                              NAME                            NUMBER(2)(3)  %
                              ----                            ------------ ----
   James K. Mitchell.........................................    732,826   11.5
    JMC Group, Inc.
    9710 Scranton Road, Suite 100
    San Diego, CA 92121
   Thomas W. Smith(4)........................................    535,000    8.1
    Edward J. McAree
    Thomas N. Tryforos
    323 Railroad Avenue
    Greenwich, CT 06830
   Brian J. Finneran.........................................    239,549    3.8
   D. Mark Carlson...........................................     43,304      *
   William L. Webster........................................     15,170      *
   G. Richard Sippel.........................................     22,222      *
   Edward J. Baran...........................................     12,000      *
   Charles H. Black(5).......................................    257,031    4.0
   Barton Beek...............................................     40,000      *
   Robert A. Cervoni.........................................     34,000      *
   Herbert G. Kawahara.......................................     20,000      *
   Robert G. Sharp...........................................          0      *
   Donald E. Weeden(6).......................................     30,938      *
   All Executive Officers and Directors as a group (12 per-
    sons)....................................................  1,447,038   22.7
       Total outstanding shares(7)...........................  6,383,232

--------
 *  Less than 1%
(1) All ownership figures include options to purchase shares of Common Stock exercisable within 60 days of February 29, 1996, as set forth below. Except as otherwise noted below, each individual, directly or indirectly, has sole or shared voting and investment power with respect to the shares listed.
(2) Includes 8,600, 8,549, 6,304, 7,222, 1,836 and 32,511 vested shares of
    Common Stock contributed by the Company to the Company's 401(k) Savings Plan for Messrs. Mitchell, Finneran, Carlson, Sippel, Webster and for all executive officers and Directors as a group, respectively.
(3) Includes options to purchase 25,000, 30,000, 25,000, 15,000, 13,334,
    12,000, 16,000, 8,000, 16,000, 12,000, 12,000 and 184,334 shares of Common
    Stock for Messrs. Mitchell, Finneran, Carlson, Sippel, Webster, Baran, Beek, Black, Cervoni, Kawahara, Weeden and for all executive officers and Directors as a group, respectively.
(4) Information is as of March 13,1996. Each of Messrs. Smith, McAree and Tryforos beneficially own the shares shown in his capacity as investment manager for three private investment limited partnerships of which he is a general partner.
(5) Includes 22,800 shares held by the Charles H. Black Pension Trust and 14,000 shares held by Mr. Black as trustee for the benefit of Richard S. Black, Charles H. Black, Jr., and Mr. Black in which Mr. Black has a 1/3 beneficial ownership interest. Also includes 36,200 shares owned individually by Mr. Black's wife as to which he disclaims beneficial ownership.
(6) Includes 3,000 shares held by Weeden & Co., L.P., of which Mr. Weeden is Chief Executive Officer.
(7) Includes 184,334 shares issuable upon exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1)The following documents are filed herewith:

         Independent Auditors' Report

         Consolidated Balance Sheets as of
         December 31, 1995 and 1994

         Consolidated Statements of Operations
         For the Years Ended
         December 31, 1995, 1994 and 1993

         Consolidated Statements of Changes in
         Stockholders' Equity
         For the Years Ended
         December 31, 1995, 1994 and 1993

         Consolidated Statements of Cash Flows
         For the Years Ended
         December 31, 1995, 1994 and 1993
         Notes to Consolidated Financial Statements

  (a)(2)Not applicable.

  (a)(3)The following exhibits are filed herewith:

   EXHIBITS                             DESCRIPTION
  ---------                             -----------
     3.1    Certificate of Incorporation of the Registrant.*
     3.2    Certificate of Amendment of Certificate of Incorporation of the
             Registrant.*
     3.3    By-laws of the Registrant.*
     4.1    Shareholder Rights Agreement, dated as of February 21, 1990, be-
             tween Spear Financial Services, Inc. and First Interstate Bank,
             Ltd., as Rights Agent, as amended effective, July 16, 1992.*
   m10.1    JMC Group, Inc. 1993 Executive Stock Option Plan.**
   m10.2    JMC Group, Inc. 1993 Employee Stock Option Plan.***
    10.3    Agreement, dated December 9, 1994, by and between James Mitchell &
             Co. and Barnett Banks, Inc.****
    10.4    Amendment No. 3 to Services Agreement dated January 1, 1995, by and between James Mitchell & Co. and Central Fidelity National
             Bank.****
    10.5    Interim Services Agreement dated October 19, 1995 between James
             Mitchell & Co., Barnett Banks, Inc. and Barnett Banks Trust Compa-
             ny, N.A.
    10.6    Termination and Assignment Agreement dated October 19, 1995 between
             James Mitchell & Co., Barnett Banks, Inc. and Barnett Banks Trust
             Company, N.A.
    10.7    Assignment and Notice of Assignment of Renewal (Asset) Fees between
             James Mitchell & Co., JMC Insurance Services Corporation and JMC
             Financial Corporation and Barnett Annuities Corporation and the
             Acknowledgment and Acceptance of Assignment from Keyport Life In-
             surance Company.
    10.8    Assignment and Notice of Assignment of Renewal (Asset) Fees between
             James Mitchell & Co., JMC Insurance Services Corporation and JMC
             Financial Corporation and Barnett Annuities Corporation and the
             Acknowledgment and Acceptance of Assignment from Life Insurance
             Company of Virginia.

   EXHIBITS                             DESCRIPTION
  ---------                             -----------
    10.9    Assignment of Renewal (Asset) Fees and Notice of Assignment of Re-
             newal (Asset) Fees between James Mitchell & Co., JMC Financial
             Corporation and JMC Insurance Services Corporation and Barnett An-
             nuities Corporation and the Acknowledgment and Consent to Assign-
             ment from Transamerica Life and Annuity Co.
    10.10   Assignment and Notice of Assignment between James Mitchell & Co.,
             JMC Financial Corporation and JMC Insurance Services Corporation
             and Barnett Annuities Corporation and the Acceptance and Release
             between Western and Southern Life Assurance Company and James
             Mitchell & Co., JMC Insurance Services Corporation and JMC Finan-
             cial Corporation.
    10.11   Consulting Agreement between USBA Holdings, Ltd. and James Mitchell
             & Co. dated January 26, 1996.
    10.12   Marketing Agreement between JMC Group, Inc. and USBA Holdings, Ltd.
             dated January 29, 1996 with exhibits.
    10.13   Integrated Support Services Agreement dated January 31, 1996 be-
             tween JMC Group, Inc., James Mitchell & Co., JMC Insurance Serv-
             ices Corporation, JMC Financial Corporation, First Tennessee Bank
             National Association and First Tennessee Brokerage, Inc.
    10.14   Termination and Transition Agreement dated January 31, 1996 between
             JMC Group, Inc., James Mitchell & Co., Priority Investment Servic-
             es, Inc., and First Tennessee Bank National Association.
    22      Subsidiaries of the Registrant.
    23      Independent Auditors' Consent.
    27      Financial Data Schedule.

    (b) No current reports on Form 8-K were filed by the Company during the fourth quarter of fiscal year 1995.
--------
   * Filed as an exhibit to the Registrant's Form 10-k for the Fiscal Year ended December 31, 1993.
  ** Filed as an exhibit to the Registrant's Form S-8 Registration Statement
     No. 33-74842 filed with the SEC on February 7, 1994.
 *** Filed as an exhibit to the Registrant's Form S-8 Registration Statement
     No. 33-74840 filed with the SEC on February 7, 1994.
**** Filed as an exhibit to the Registrant's Form 10-k for the Fiscal Year ended December 31, 1994.
 m   Management Contract or Compensatory Plan or Arrangement.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Los Angeles, California, on the 25th day of March, 1996

                                          JMC GROUP, INC.

                                          By: /s/   James K. Mitchell
                                             ----------------------------------
                                                    James K. Mitchell
                                          Chairman and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                TITLE                                  DATE

/s/ James K. Mitchell    Chairman and Chief Executive           March 25, 1996
---------------------     Officer
   James K. Mitchell

/s/ D. Mark Carlson      Chief Financial Officer and            March 25, 1996
---------------------     Principal Accounting Officer
   D. Mark Carlson

/s/ Edward J. Baran      Director                               March 25, 1996
---------------------
   Edward J. Baran

/s/ Charles H. Black     Director                               March 25, 1996
---------------------
   Charles H. Black

/s/ Robert Cervoni       Director                               March 25, 1996
---------------------
   Robert Cervoni

/s/ Brian J. Finneran    Director                               March 25, 1996
---------------------
   Brian J. Finneran

/s/ Herbert Kawahara     Director                               March 25, 1996
---------------------
   Herbert Kawahara

/s/ Robert G. Sharp      Director                               March 25, 1996
---------------------
   Robert G. Sharp

/s/ Donald E. Weeden     Director                               March 25, 1996
---------------------
   Donald E. Weeden