Form 10-Q
period 1996-03-31
JMC GROUP INC
filed 1996-05-14
CIK 746425

______________________________________________________________________________

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                            ---------------------
                                 Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                            ----------------------

 For the Quarterly Period ended                    Commission File Number
              March 31, 1996                          0-12926
                            ----------------------

                              JMC GROUP, INC.
          (Exact name of registrant as specified in its charter)

               Delaware                                95-2627415
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                    Identification No.)


        9710 Scranton Road, Suite 100, San Diego, California  92121
        (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code:  619-450-0055

                     -----------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           Yes       X       No


     As of March 31, 1996, the registrant had 6,198,898 shares of its common stock, $.01 par value, issued and outstanding.

_____________________________________________________________________________


                      PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         JMC GROUP,INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                   March 31,   December 31,
                                                      1996          1995
                                                 ------------- -------------
  ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                    $ 4,134,565  $ 5,832,598
     Cash segregated under securities regulations   1,269,970      894,269
     Receivables from insurance companies             983,681      826,971
     Receivable from financial institution                  -      109,450
     Income taxes receivable                          293,341       65,334
     Deferred tax asset                               176,438      159,354
     Other assets                                     227,508      281,947
                                                  ------------ -------------
           TOTAL CURRENT ASSETS                     7,085,503    8,169,923

     Furniture, equipment and leasehold
      improvements - net of accumulated
      depreciation and amortization of $1,477,972
      in 1996 and $1,498,291 in 1995                  285,169      362,261

     Consulting and marketing agreement - net of
      accumulated amortization of $78,249           1,486,751            -

     Asset-based fees purchased - net of
      accumulated amortization of $454,423
      in 1996 and $417,485 in 1995                    942,706      979,644
                                                  ------------ -------------

           TOTAL ASSETS                            $9,800,129   $9,511,828
                                                  ============ =============
  LIABILITIES & STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accrued fees to financial institutions        $  485,216   $  367,287
     Customer funds segregated under
        securities regulations                      1,269,970      894,269
     Accrued expenses and other liabilities           474,240      833,811
     Accrued restructuring expenses                    22,240       60,369
     Allowance for contract cancellations             122,474      142,503
     Accrued payroll and related expenses             242,409      212,767
                                                  ------------ -------------
           TOTAL CURRENT LIABILITIES                2,616,549    2,511,006

   STOCKHOLDERS' EQUITY
       Preferred stock, no par value; authorized
        5,000,000 shares                                   -            -
       Common stock, $.01 par value; authorized
        20,000,000 shares; issued and outstanding
        6,198,898 shares in 1996 and 1995             61,989       61,989
       Additional paid-in-capital                    939,851      624,851
       Retained earnings                           6,181,740    6,313,982
                                                  ------------ -------------
           TOTAL STOCKHOLDERS' EQUITY              7,183,580    7,000,822
                                                  ------------ -------------

           TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                 $9,800,129   $9,511,828
                                                  ============ =============

   The accompanying notes are an integral part of these financial statements.

                  JMC GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)


                                               Three Months Ended March 31,
                                                    1996         1995
                                               -------------- -------------
    REVENUES
     Commissions                                 $ 2,763,979  $4,554,338
     Interest                                         69,428      56,003
     Other                                             6,670   1,343,610
                                               -------------- ------------
       TOTAL REVENUES                              2,840,077   5,953,951
                                               -------------- ------------
    EXPENSES
     Employee compensation and benefits            1,383,469   2,193,338
     Fees to financial institutions                1,088,962   2,003,645
     Professional fees                                67,912     250,665
     Rent                                             98,984     130,855
     Telephone                                        45,460     101,740
     Depreciation and amortization                   149,590     103,018
     Other general and administrative expenses       213,337     458,822
                                               -------------- ------------
       TOTAL EXPENSES                              3,047,714   5,242,083
                                               -------------- ------------

     INCOME (LOSS) BEFORE INCOME TAXES              (207,637)    711,868

    INCOME TAX PROVISION (BENEFIT)                   (75,395)    292,542
                                               -------------- ------------
     NET INCOME (LOSS)                           $  (132,242) $  419,326
                                               ============== ============

    EARNINGS (LOSS) PER SHARE:                   $     (0.02) $     0.07
                                               ============== ============

    WEIGHTED AVERAGE SHARES                        6,198,898   6,198,898


The accompanying notes are an integral part of these financial statements.

                   JMC GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                  Three Months Ended March 31,
                                                          1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:             -------------- -------------
  Net income (loss)                                   $(132,242) $   419,326
  Adjustments to reconcile net income (loss)
   to net cash used by operating activities:
    Gain on sale of furniture and equipment              (1,998)           -
    Depreciation and amortization                       149,590      103,018
    Amortization of asset-based fees purchased           36,938       40,344
    Deferred tax provision                              (17,084)     458,338
  Changes in assets and liabilities:
    Cash segregated under securities regulations       (375,701)    (951,317)
    Receivables from insurance companies               (156,710)     (83,497)
    Receivable from financial institution               109,450   (1,080,129)
    Income taxes receivable                            (228,007)    (196,703)
    Other assets                                         51,488       (5,972)
    Accrued fees to financial institutions              117,929       (3,527)
    Customer funds segregated under securities
      regulations                                       375,701      951,317
    Accrued expenses and other liabilities             (359,571)     (34,019)
    Accrued restructuring expenses                      (38,129)     (91,358)
    Allowance for contract cancellations                (20,029)     (18,011)
    Accrued payroll and related expenses                 29,642     (186,693)
                                                  -------------- -------------

      NET CASH USED BY OPERATING ACTIVITIES            (458,733)    (678,883)
                                                  -------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, equipment and leasehold
    improvements                                              -      (71,191)
  Proceeds from sale of furniture and equipment          10,700            -
  Purchase of short-term investments                          -     (464,000)
  Payment for Consulting and Marketing Agreement     (1,250,000)           -
                                                  -------------- -------------

      NET CASH USED BY INVESTING ACTIVITIES          (1,239,300)    (535,191)
                                                  -------------- -------------

      NET DECREASE IN CASH AND CASH EQUIVALENTS      (1,698,033)  (1,214,074)

      CASH AND CASH EQUIVALENTS AT BEGINNING OF
        PERIOD                                        5,832,598     3,610,888
                                                  -------------- -------------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD     $4,134,565    $2,396,814
                                                  ============== =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for:
    Income taxes                                     $  186,575    $   23,292
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
 ACTIVITIES
  Warrants issued in connection with the Consulting
   and Marketing Agreement                           $  315,000    $        -


  The accompanying notes are an integral part of these financial statements.

Note 1.   Basis of Presentation

          The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnote disclosures that are otherwise required by Regulation S-X and that will normally be made in the Company's Annual Report on Form 10-K. The financial statements do, however, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim period(s) presented.

          The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date. It is recommended that these financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

Note 2.   JMCG/USBA Marketing and Consulting Agreement

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

          Both the payment of the $1.25 million and the value of the warrants have been capitalized and are being amortized on a straight line basis over their current estimated useful lives of five years.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


First Quarter 1996 Compared to First Quarter 1995

The Company realized a net loss of $132,000 (or $0.02 per share) in the first quarter of 1996 compared to net income of $419,000 (or $0.07 per share) for the comparable quarter of last year. Included in the first quarter 1995 was revenue related to a client financial institution's payment for the right to hire certain employees of the Company's wholly-owned subsidiary, James Mitchell & Co. ("JMC"),and certain other services in the amount of $1,308,000 ($785,000 or $0.13 per share after a tax provision of $523,000). Without this non-recurring revenue, the Company would have posted a net loss of $366,000 (after a tax benefit of $231,000) or $0.06 per share in the first quarter of 1995.

Total revenues for the quarter ended March 31, 1996 were $2,840,000 compared to $5,954,000 in the first quarter of 1995. As mentioned above, 1995 revenues included non-recurring revenue of $1,308,000. Excluding this non-recurring revenue in the first quarter of 1995, revenues declined $1,806,000 or 39% in the first quarter of 1996 as compared to the first quarter of 1995.

This reduction in revenues is primarily a result of the following:

* A decrease in sales production related revenues of $1,060,000 or 35% as a result of sales production volumes declining $22 million or 38% in the first quarter of 1996 as compared to the first quarter of 1995. This decline in sales volume is attributable to the termination of the Company's Florida operations in the third quarter of 1995 and the reconfiguring of the Company's Tennessee operations effective February 1, 1996. See "Trends and Uncertainties -- Declining Revenues". These two operations combined for a $31 million decrease in gross sales production while the Company's remaining client base generated an increase of $9 million in the first quarter of 1996 compared to 1995. The decline in sales production volumes was offset by an increase of approximately 5% in the net revenue rate on product sales as well as the service-based revenues generated in the newly configured Tennessee operations (such service arrangement began February 1, 1996).

* Asset-based fee revenues decreased approximately $791,000 in the first quarter of 1996 compared to 1995 as a result of the sale of the rights to such asset-based fee revenues related to the Company's Florida operations during the third quarter of 1995. First quarter 1995 asset-based fees related to the Florida operations totaled approximately $850,000, and thus asset-based fees from remaining client financial institutions have increased since the first quarter of 1995.

Total expenses for the quarters ended March 31, 1996 and 1995 were $3,048,000 and $5,242,000, respectively. This $2,194,000 or 42% decrease is primarily attributable to:

* A $915,000 or 46% reduction in fees to financial institutions due to lower sales volume. The reduction in such fees is not in proportion to the reduction in sales volume as the production decreases were generated from clients which were being paid higher fee rates as compared to the remaining client financial institutions. In addition, asset-based fees to financial institutions decreased due to the sale of the rights to the asset-based fee revenues in the third quarter of 1995, which eliminates a fee expense obligation.

* A decrease of $810,000 or 37% in payroll related expenses which is primarily attributable to a significant reduction in personnel in the first quarter of 1996 as compared to 1995.

* A decrease of approximately $183,000 in professional fees which is a result of the resolution of certain legal matters during the first quarter of 1996.

* The remaining decrease of approximately $286,000 is a result of the full impact of the restructured operations and the ability to reduce operating expenses for lower sales volumes.


First Quarter 1996 Compared to Fourth Quarter 1995

The net loss for the first quarter of 1996 of $132,000 (or $0.02 per share) compares to a net loss of $176,000 (or $0.03 per share) for the fourth quarter of 1995. Included in the 1995 fourth quarter results was other revenue in the amount of $602,000 ($361,000 or $0.06 per share after estimated tax provision) related to the remaining net gain on the sale of the rights to certain future asset-based fee revenues. Total revenues of $2,840,000 in the first quarter of 1996 increased approximately $500,000 or 21% from revenues of $2,341,000 (excluding the aforementioned net gain) in the fourth quarter of 1995 primarily as a result of increased sales production of $4.6 million or 15% in the first quarter of 1996. Total expenses in the first quarter of 1996 of $3,048,000 decreased $106,000 or 3% from $3,154,000 in the fourth quarter of 1995.

The improvement in operating results in the first quarter of 1996 is primarily due to the reduced operating expense base, better production results from the existing client financial institutions and the transition to a fee based service arrangement in the Tennessee operations.


LIQUIDITY AND CAPITAL RESOURCES


As of March 31, 1996, the Company had cash and cash equivalents of approximately $4,135,000, a decrease of approximately $1,698,000 from $5,833,000 in cash and cash equivalents at December 31, 1995. Significant uses of such amounts include the following:

* A payment of $1,250,000 to the USBA Holdings, LTD. ("USBA") for a consulting agreement established in connection with a five year marketing alliance.

* An estimated payment of $187,000 for 1995 income taxes.

* A reduction of approximately $270,000 in current liability balances (excluding "Customer funds segregated under securities regulations") during the first quarter of 1996 primarily as a result of the transition of the operations and closing of the Company's facilities in Tennessee (payment of accrued vacation and other expenses accrued in prior periods).

While the Company's cash balances were reduced as described above during the first quarter of 1996. Management believes its current and future liquidity situation is strengthened for the following reasons:

* The Company's base operating expenses, excluding non cash expenses such as depreciation and amortization, have been reduced by more than $1.2 million quarterly compared to the first quarter of 1995.

* The Company's asset-based fee revenues continue to grow as compared to the first quarter of 1995 (excluding the asset-based fee revenues which had been generated from the Florida operations, as they were sold during the third quarter of 1995).

Due to these factors and the Company's cash position as of March 31,1996, management expects the Company will meet its operating and capital expenditure needs for the remainder of its current fiscal year.

TRENDS AND UNCERTAINTIES
- -------------------------

Declining Revenues

The Company's sales production decreased 38% when comparing the first quarter of 1996 to the first quarter of 1995. This decrease is primarily attributed to the Florida operations closing in the third quarter of 1995 and the transition of the Tennessee operations on February 1, 1996. However, sales production increased 15% when comparing first quarter of 1996 to the fourth quarter 1995, which reflects an improved environment for the Company's products as well as increased support from the Company's remaining client financial institution relationships.

More importantly, the Company has adjusted its cost structure for the reduced revenue base, as compared to the first quarter of 1995. This is evidenced by the fact that even with the sharp decline in sales production from the first quarter of 1996, the Company generated better operating results in the first quarter of 1996 as compared to 1995 if the one time revenue is excluded from the first quarter of 1995 results.

In addition to the reduced cost structure, the Company reconfigured its Tennessee operations to provide sales support, product development and back office support services on a fee basis. The fees generated by the Company include transaction based fees (with a monthly minimum) as well as an ongoing and increasing share of asset-based fee revenues on the blocks of business generated prior to the transition. Factoring in the minimum transactional fee revenues and the significantly reduced cost structure the Company expects pre tax operating results generated by this client to be comparable to those operating results generated by the same client when the Company provided its fully managed program. Thus while revenues will decrease, it is believed that pre-tax operating results will remain relatively consistent and not have the same exposure to production break-even levels due to the significantly reduced cost base.

JMCG/USBA Merger

On April 3, 1996 the Company and USBA signed a letter of intent to pursue a merger of the two companies. The merger is intended to create an entity that will combine the financial services, investment products and sales management skills of JMCG with the diversified financial products, analytical services, and strategic expertise of USBA. The merger is subject to the execution of a definitive agreement, due diligence, stockholder approval of both companies, regulatory approval, and a satisfactory fairness opinion by an independent consulting firm specializing in such types of valuations.

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

          The Company has filed an appeal of the Final Order. Until the Final Order was issued, JMC was limited to participating in an administrative proceeding before what management believes was a politically-motivated state agency. Management believes that many of its strongest arguments could not be raised in the administrative proceeding. JMC filed its appellate brief on November 13, 1995 and presented oral arguments on April 11, 1996. Upon a motion by JMC, the Court of Appeals ordered supplemental briefing to be filed by both JMC and the Department of Insurance regarding the impact on this case by the recent Supreme Court decision in Barnett v. Nelson, which basically upheld the authority of national banks which have branches or agencies in towns with a population of less than 5,000 to market insurance products throughout the state. Management cannot predict the outcome of the appeal, although the Company ceased operations in Florida in October, 1995.

          The Company's broker-dealer subsidiary, Priority Investment Services, Inc. (formerly Spear Rees & Co.), has been named as a defendant in lawsuits arising out of the sale of real estate limited partnerships to customers of Spear Rees
          & Co. and Rees Financial Group, Inc. and Rees Capital
          Group, Inc. ("Rees") prior to 1992.  Spear Rees & Co.
          was a full service brokerage firm which acquired the assets of Rees in September 1991. In the first quarter of 1996, the Company reached a settlement with certain of the Plaintiffs in this case which was approved by the Bankruptcy Court on May 7, 1996, while other claims remain the subject of NASD arbitration. The amounts paid have been adequately accrued in the Company's financial statements and are included in accrued expenses and other liabilities as of March 31, 1996.
          Management does not believe that resolution of any NASD arbitration which may be filed in the future will have a material adverse effect on the Company.


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




Date:     May 14, 1996        /s/ James K. Mitchell
                              --------------------------------------
                              James K. Mitchell, Chairman and
                              Chief Executive Officer






Date:     May 14, 1996        /s/ D. Mark Carlson
                              --------------------------------------
                              D. Mark Carlson, Senior Vice President
                              and Chief Financial Officer