Form 10-Q
period 1996-06-30
JMC GROUP INC
filed 1996-08-14
CIK 746425

- ------------------------------------------------------------------------------

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                          _______________________

                                 Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                          _______________________


 For the Quarterly Period ended                    Commission File Number
              June 30, 1996                           0-12926


                              JMC GROUP, INC.
          (Exact name of registrant as specified in its charter)

               Delaware                                95-2627415
  (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                       Identification No.)


        9710 Scranton Road, Suite 100, San Diego, California  92121
        (Address of principal executive offices)           (Zip Code)

     Registrant's telephone number, including area code:  619-450-0055

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


                           Yes       X       No
                                  -------        -------

     As of June 30, 1996, the registrant had 6,218,898 shares of its common stock, $.01 par value, issued and outstanding.

                      PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   JMC GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)

                                                      June 30,   December 31,
                                                        1996          1995
  ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                       $3,380,281  $ 5,832,598
     Cash segregated under securities regulations     1,193,515      894,269
     Receivables from insurance companies               876,857      826,971
     Receivable from financial institution                    -      109,450
     Income taxes receivable                            464,941       65,334
     Deferred tax asset                                 156,878      159,354
     Other assets                                       788,621      281,947
                                                     ----------- ------------
           TOTAL CURRENT ASSETS                       6,861,093    8,169,923
                                                     =========== ============

  Furniture, equipment and leasehold improvements -
    net of accumulated depreciation  and
    amortization of $1,541,857 in 1996 and
    $1,498,291 in 1995                                  239,284      362,261

  Consulting and marketing agreement - net of
    accumulated amortization of $156,498              1,408,502            -

  Asset-based fees purchased - net of accumulated
    amortization of $491,967 in 1996 and $417,485
    in 1995                                             905,162      979,644
                                                     ----------- ------------

           TOTAL ASSETS                              $9,414,041   $9,511,828
                                                     =========== ============

  LIABILITIES & STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
      Accrued fees to financial institutions         $  433,401   $  367,287
      Customer funds segregated under securities
        regulations                                   1,193,515      894,269
     Accrued expenses and other liabilities             437,650      833,811
     Accrued restructuring expenses                      15,749       60,369
     Allowance for contract cancellations               131,028      142,503
     Accrued payroll and related expenses               214,239      212,767
                                                      ----------- -----------
       TOTAL CURRENT LIABILITIES                      2,425,582    2,511,006

  STOCKHOLDERS' EQUITY
    Preferred stock, no par value; authorized                 -            -
      5,000,000 shares
    Common stock, $.01 par value; authorized
      20,000,000 shares; issued and outstanding
      6,218,898 shares in 1996 and 6,198,898 in 1995     62,189       61,989

    Additional paid-in-capital                          959,651      624,851
    Retained earnings                                 5,966,619    6,313,982
                                                      ----------- -----------
       TOTAL STOCKHOLDERS' EQUITY                     6,988,459    7,000,822
                                                      ----------- -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $9,414,041   $9,511,828
                                                     =========== ============
  The accompanying notes are an integral part of these financial statements.


                        JMC GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                               Three Months Ended June 30,
                                                   1996          1995
                                               ------------    -----------
  REVENUES
    Commissions                                 $2,491,021     $4,139,820
    Interest                                        54,308         58,717
    Other                                            1,879         15,336
                                               ------------    -----------
    TOTAL REVENUES                               2,547,208      4,213,873
                                               ------------    -----------
EXPENSES
    Employee compensation and benefits           1,219,354      2,000,526
    Fees to financial institutions               1,014,898      1,871,565
    Professional fees                               54,559        161,280
    Rent                                            81,756        134,348
    Telephone                                       36,723         93,507
    Depreciation and amortization                  145,084         99,687
    Other general and administrative expenses      336,295        412,027
                                               ------------    -----------
      TOTAL EXPENSES                             2,888,669      4,772,940
                                               ------------    -----------

    LOSS BEFORE INCOME TAXES                      (341,461)      (559,067)

  INCOME TAX BENEFIT                              (126,340)      (223,933)
                                               ------------    -----------
    NET LOSS                                     $(215,121)    $ (335,134)
                                               ============    ===========
  LOSS PER SHARE:                                $   (0.03)    $    (0.05)
                                               ============    ===========
  WEIGHTED AVERAGE SHARES                        6,218,898      6,198,898


 The accompanying notes are an integral part of these financial statements.



                        JMC GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                Six Months Ended June 30,
                                                  1996             1995
                                             -------------    -------------
  REVENUES
    Commissions                                $5,255,000      $ 8,694,158
    Interest                                      123,736          114,720
    Other                                           8,549        1,358,946
                                             -------------    -------------
      TOTAL REVENUES                            5,387,285       10,167,824
                                             -------------    -------------
  EXPENSES
    Employee compensation and benefits          2,602,823        4,193,864
    Fees to financial institutions              2,103,860        3,875,210
    Professional fees                             122,471          411,945
    Rent                                          180,740          265,203
    Telephone                                      82,183          195,247
    Depreciation and amortization                 294,674          202,705
    Other general and administrative expenses     549,632          870,849
                                             -------------    -------------
      TOTAL EXPENSES                            5,936,383       10,015,023
                                             -------------    -------------

    INCOME (LOSS) BEFORE INCOME TAXES            (549,098)         152,801

  INCOME TAX PROVISION (BENEFIT)                 (201,735)          68,609
                                             -------------    -------------

    NET INCOME  (LOSS)                         $ (347,363)     $    84,192
                                             =============    =============

  EARNINGS (LOSS) PER SHARE:                   $    (0.06)     $      0.01
                                             =============    =============

  WEIGHTED AVERAGE SHARES                       6,218,898        6,198,898


  The accompanying notes are an integral part of these financial statements.



                         JMC GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     Six Months Ended June 30,
                                                        1996         1995
                                                  --------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $  (347,363)   $    84,192
  Adjustments to reconcile net income (loss) to
   net cash used by operating activities:
    Gain on sale of furniture and equipment             (1,998)             -
    Depreciation and amortization                      294,674        202,705
    Amortization of asset-based fees purchased          74,482         79,816
    Deferred tax provision                               2,476        364,319
  Changes in assets and liabilities:
    Cash segregated under securities regulations      (299,246)      (864,045)
    Receivables from insurance companies               (49,886)       (18,022)
    Receivable from financial institution              109,450       (581,275)
    Income taxes receivable                           (399,607)      (340,318)
    Other assets                                      (512,575)      (179,836)
    Accrued fees to financial institutions              66,114        (82,006)
    Customer funds segregated under securities
     regulations                                       299,246        864,045
    Accrued expenses and other liabilities            (396,161)       (88,444)
    Accrued restructuring expenses                     (44,620)      (152,883)
    Allowance for contract cancellations               (11,475)       (93,459)
    Accrued payroll and related expenses                 1,472       (217,014)
                                                  --------------- ------------

      NET CASH USED BY OPERATING ACTIVITIES         (1,215,017)    (1,022,225)
                                                  --------------- ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, equipment and leasehold
   improvements                                        (18,000)       (56,963)
  Proceeds from sale of furniture and equipment         10,700              -
  Purchase of short-term investments                         -       (464,000)
  Payment for consulting and marketing agreement    (1,250,000)             -
                                                  --------------- ------------

    NET CASH USED BY INVESTING ACTIVITIES           (1,257,300)      (520,963)
                                                  --------------- ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock options exercised                 20,000              -
                                                  --------------- ------------

    NET CASH PROVIDED BY FINANCING ACTIVITIES           20,000              -
                                                  --------------- ------------

    NET DECREASE IN CASH AND CASH EQUIVALENTS       (2,452,317)    (1,543,188)

    CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR   5,832,598      3,610,888
                                                  --------------- ------------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD     $ 3,380,281    $ 2,067,700
                                                  =============== ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for:
    Interest                                       $       520    $        42
    Income taxes                                   $   212,275    $    13,600
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
 ACTIVITIES
  Warrants issued in connection with the
   consulting and marketing agreement              $   315,000    $         -

   The accompanying notes are an integral part of these financial statements.

Note 1.   Basis of Presentation

          The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnote disclosures that are otherwise required by Regulation S-X and that will normally be made in the Company's Annual Report on Form 10-K. The financial statements do, however, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim period presented.

          The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date. It is recommended that these financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

Note 2.   JMCG/USBA Marketing and Consulting Agreement

          The Company entered into an agreement with USBA Holdings, LTD ("USBA") on January 28, 1996. This agreement was established to provide JMC with access to financial institutions through the consulting and other relationships established by USBA and its subsidiaries. In connection with this transaction, the Company paid USBA $1.25 million on January 28, 1996 to assist in the preparation and implementation of a five year marketing plan focusing on the establishment of relationships with new financial institution clients. The Company has the right to recover $1 million of the amount paid under certain circumstances. In addition, USBA was given warrants to purchase up to one million shares of the Company's common stock at $2.50 per share which may be adjusted to approximately $1.44 per share under certain circumstances. The warrants, which are exercisable after January 29, 1997, have an estimated value of $315,000. Amounts associated with this transaction will be deferred and amortized over future benefit periods.

          Both the payment of the $1.25 million and the value of the warrants have been capitalized and are being amortized on a straight line basis over their current estimated useful lives of five years.

Note 3.   Capitalized Merger Related Costs

          On April 3, 1996 the Company entered into an agreement to merge with USBA. During the quarter ended June 30, 1996, the Company capitalized direct costs of acquisition totaling $445,000 in anticipation of such merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

Second Quarter 1996 Compared to Second Quarter 1995

The Company realized a net loss of $215,000 (or $0.03 per share) in the second quarter of 1996 compared to a net loss of $335,000 (or $0.05 per share) for the second quarter of last year. For the six months ended June 30, 1996, the Company had a net loss of $347,000 (or $0.06 per share) compared to net income of $84,000 (or $0.01 per share) during the first six months of 1995. Included in the 1995 first half results was revenue related to a client financial institution's payment for the right to hire certain employees of the Company's wholly-owned subsidiary and certain other services in the amount of $1,308,000 ($785,000 or $0.13 per share after tax provision of $523,000). Without this non-recurring revenue, the Company would have posted a net loss of $701,000 (after tax benefit of $454,000) or $0.11 per share for the first six months of 1995.

Total revenues for the quarter ended June 30, 1996 were $2,547,000, a decrease of $1,667,000 or 40% from $4,214,000 in the second quarter of 1995. This reduction in revenues is primarily a result of the following:

* A decrease in sales production related gross revenues of $1,218,000 or 41% offset by a decrease in chargeback expense of $263,000 or 81%. These decreases are a result of gross sales production volumes declining $20 million or 39% in the second quarter of 1996 as compared to the second quarter of 1995. This decline in sales volume is primarily attributable to the termination of the Company's Florida operations in the third quarter of 1995 and the reconfiguring of the Company's Tennessee operations effective February 1, 1996. See "Trends and Uncertainties -- Declining Revenues". These two operations combined for a $29 million decrease in gross sales production while the Company's remaining client base generated an increase of $9 million in the second quarter of 1996 compared to 1995. The combined Annuity and Mutual Fund gross revenue rate for the second quarter of 1996 declined by approximately 3% as compared to such rate in the second quarter of 1995.

* A decrease in asset-based fee revenues of approximately $796,000 in the second quarter of 1996 compared to 1995 as a result of the sale of the rights to the portion of such asset-based fee revenues that related to the Company's Florida operations during the third quarter of 1995. Second quarter 1995 asset-based fees related to the Florida operations totaled approximately $841,000. Asset-based fees from remaining client financial institutions have increased $61,000 since the first quarter of 1995.

* An increase in service fee revenues as a result of the reconfigured Tennessee operations. Such service fee revenue increased $103,000 in the second quarter of 1996 as compared to 1995.

Total revenues for the first six months of 1996 were $5,387,000 versus $10,168,000 for the comparable prior year period, a decrease of $4,781,000 or 47%. Excluding 1995 non-recurring revenues of $1,308,000, as described above, revenues in the six-month period of 1996 would have decreased $3,473,000 or 39% compared to the same period of 1995. The decrease in revenues for the six month period of 1996 as compared to 1995 is also a result of a decrease in gross sales production of 39%; a decrease in asset-based revenues; somewhat offset by an increase in service fee revenue.

Total expenses for the quarters ended June 30, 1996 and 1995 were $2,889,000 and $4,773,000, respectively. This $1,884,000 or 39% decrease is attributable to:

* A $857,000 or 46% reduction in fees to financial institutions due to lower sales volume.

* A reduction of $81,000 or 35% in salespersons' commissions also due to lower sales volume

* A $947,000 or 35% reduction in the remaining base operating expenses primarily due to the restructuring and downsizing of the Company's administrative and sales management functions and a reduction in personnel related to the termination of the Company's Florida operations and the reconfiguration of the Company's Tennessee operations as previously discussed. Included in the base operating expenses for the second quarter of 1996 is $78,000 related to the amortization of a payment made to USBA as well as the value of warrants issued in the first quarter of 1996.

For the same reasons, total expenses for the six months ended June 30, 1996 decreased $4,079,000 or 41% to $5,936,000 from $10,015,000 in the first half of 1995.

Second Quarter 1996 Compared to First Quarter 1996

The Company realized a net loss of $215,000 (or $0.03 per share) in the second quarter of 1996 compared to net loss of $132,000 (or $.02 per share) in the first quarter of 1996.

Total revenues declined $293,000 or 10% to $2,547,000 in the second quarter of 1996 from $2,840,000 in the first quarter of 1996. The decrease is a result of a 13% decrease in gross sales production; a 1% decrease in the average gross revenue rate; and an increase of $30,000 in the second quarter surrender chargeback expense, which is deducted from revenues. Total expenses in the second quarter of 1996 were $2,889,000 versus $3,048,000 in the first quarter of 1996, a reduction of $159,000 or 5%. Such reduction is primarily attributable to the reduction in sales volumes as well as the reconfiguration of the Tennessee operations on February 1, 1996.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

As of June 30, 1996, the Company had cash and cash equivalents of approximately $3,380,000, a decrease of approximately $2,453,000 from $5,833,000 in cash and cash equivalents at December 31, 1995. Significant uses of such amounts include the following:

* A payment of $1,250,000 in the first quarter of 1996 to USBA for a consulting agreement established in connection with a five year marketing alliance.

* Estimated income tax payments of $212,000.

* Merger-related costs of $445,000 which were capitalized in the second quarter of 1996.

* Pre-tax losses incurred in the first six months of 1996 of approximately $549,000. The resulting tax benefit will positively impact cash flows in future periods.



While the Company's cash balances were reduced, as described above, during the first six months of 1996, management considers the following issues significant to its future operating liquidity:

* The Company's base operating expenses, excluding non cash expenses such as depreciation and amortization, have been reduced by more than $2.2 million in the first six months of 1996 as compared to the first six months of 1995.

* The Company's asset-based fee revenues continue to grow as compared to the first six months of 1995 (excluding the asset-based fee revenues which had been generated from the Florida operations).

Subsequent to the end of the second quarter of 1996 the Company was notified that its Virginia based client financial institution will not renew its contract with the Company after December 31, 1996. Based on the terms discussed and agreed upon, the Company will receive transition fees in the fourth quarter of the current year as well as guarantees on production levels through the end of 1996, supported by cost subsidies if necessary. This event will have an impact on cash flow in periods subsequent to December 31, 1996, however the Company anticipates a one time payment for such client's purchase of the right to all future asset-based fees associated with the client's program.

Due to these factors and the Company's cash position as of June 30,1996, management expects the Company will meet its operating and capital expenditure needs for the remainder of its current fiscal year.

TRENDS AND UNCERTAINTIES
- ------------------------

Declining Revenues

The Company's sales production decreased 39% when comparing the second quarter of 1996 to the second quarter of 1995. This decrease is primarily attributed to the Florida operations closing in the third quarter of 1995 and the transition of the Tennessee operations on February 1, 1996. Sales production decreased 13% in the second quarter of 1996 compared to the first quarter, however, if January 1996 First Tennessee production is excluded, the second quarter production was the same as the first in 1996, reflecting a stabilization of the Company's sales production levels with its existing client base.

The Company has adjusted its cost structure for the reduced revenue base, as compared to the second quarter of 1995. This is evidenced by the fact that even with the sharp decline in sales production in the second quarter of 1996, the Company generated better operating results in the second quarter of 1996 as compared to 1995.

In addition to the reduced cost structure, the Company reconfigured its Tennessee operations in the first quarter of 1996 to provide sales support, product development and back office support services on a fee basis. The fees generated by the Company include transaction based fees (with a monthly minimum) as well as an ongoing and increasing share of asset-based fee revenues on the blocks of business generated prior to the transition. Factoring in the minimum transactional fee revenues and the significantly reduced cost structure the Company expects pre tax operating results generated by this client to be comparable to those operating results generated by the same client when the Company provided its fully managed program. Thus while revenues will decrease, it is believed that pre-tax operating results will remain relatively consistent and not have the same exposure to production break-even levels due to the significantly reduced cost base.

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

                   PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          On July 7, 1995, the Florida Department of Insurance (the "Department") issued a Final Order in its administrative proceeding against the Company which was commenced on March 11, 1993. The enforcement of the majority of the Final Order has been stayed pending appeal. JMC has complied with all operative aspects of the Final Order.

          JMC filed its appellate brief on November 13, 1995 and presented oral arguments on April 11, 1996. Upon a motion by JMC, the Court of Appeals ordered supplemental briefing by both JMC and the Department of Insurance regarding the impact on this case by the recent Supreme Court decision in Barnett v. Nelson. JMC and the Department of Insurance have each complied with the Court's order and we are waiting for a final adjudication. While management cannot predict the outcome of the appeal, the Company anticipates no future financial impact as JMC ceased operations in Florida in October 1995.

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

               The following exhibit is filed herewith:

               27  Financial Data Schedule

          b.)  Reports on Form 8-K.

               None.



Date:     August 14, 1996      /s/ James K. Mitchell
                              -------------------------------------
                              James K. Mitchell, Chairman and
                              Chief Executive Officer






Date:     August 14, 1996     /s/ D. Mark Carlson
                              -------------------------------------
                              D. Mark Carlson, Senior Vice
                              President and Chief Financial Officer