Form 10-Q
period 1996-09-30
JMC GROUP INC
filed 1996-11-14
CIK 746425

-----------------------------------------------------------------------------


                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                              ---------------
                                 Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                              ---------------

 For the Quarterly Period ended                    Commission File Number
      September 30, 1996                                    0-12926
                              ---------------

                              JMC GROUP, INC.
          (Exact name of registrant as specified in its charter)

               Delaware                                95-2627415
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                    Identification No.)


        9710 Scranton Road, Suite 100, San Diego, California 92121
        (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code:  619-450-0055


                              ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           Yes       X       No
                                  _____     _____

     As of September 30, 1996, the registrant had 6,218,898 shares of its common stock, $.01 par value, issued and outstanding.
-----------------------------------------------------------------------------

                      PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        JMC GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                   September 30,   December 31,
                                                      1996            1995
  ASSETS                                           -------------   ------------
    CURRENT ASSETS
      Cash and cash equivalents                    $   2,836,842   $  5,832,598
      Cash segregated under securities
        regulations                                    1,991,182        894,269
      Receivables from insurance companies               882,660        826,971
      Receivable from financial institution              100,000        109,450
      Income taxes receivable                            853,638         65,334
      Deferred tax asset                                 213,229        159,354
      Other assets                                       279,600        281,947
                                                   -------------   ------------
         TOTAL CURRENT ASSETS                          7,157,151      8,169,923

    Furniture, equipment and leasehold
      improvements - net of accumulated
      depreciation  and amortization of
      $1,588,239 in 1996 and $1,498,291
      in 1995                                            226,909        362,261


    Consulting and marketing agreement - net of
      accumulated amortization of $234,747             1,330,253              -

    Asset-based fees purchased - net of
      accumulated amortization of $603,058
      in 1996 and $417,485 in 1995                       794,071        979,644
                                                   -------------   ------------
           TOTAL ASSETS                            $   9,508,384     $9,511,828
                                                   =============   ============
  LIABILITIES & STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
      Accrued fees to financial institutions       $     396,333     $  367,287
      Customer funds segregated under
        securities regulations                         1,991,182        894,269
      Accrued expenses and other liabilities             469,857        894,180
      Allowance for contract cancellations               130,453        142,503
      Accrued payroll and related expenses               214,506        212,767
                                                   -------------   ------------
         TOTAL CURRENT LIABILITIES                     3,202,331      2,511,006

  STOCKHOLDERS' EQUITY
      Preferred stock, no par value; authorized                -              -
        5,000,000 shares
      Common stock, $.01 par value; authorized
        20,000,000 shares; issued and outstanding
        6,218,898 shares in 1996 and 6,198,898
        in 1995                                           62,189         61,989
      Additional paid-in-capital                         959,651        624,851
      Retained earnings                                5,284,213      6,313,982
                                                   -------------   ------------
         TOTAL STOCKHOLDERS' EQUITY                    6,306,053      7,000,822
                                                   -------------   ------------
           TOTAL LIABILITIES AND STOCKHOLDERS'
             EQUITY                                $   9,508,384     $9,511,828
                                                   =============   ============

   The accompanying notes are an integral part of these financial statements.


                          JMC GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                              Three Months Ended September 30,
                                                    1996           1995
    REVENUES                                   ---------------   --------------
       Commissions                             $    2,244,812    $   3,453,664
       Net gain on sale of rights to certain
        future asset-based fees                             -        3,311,948
       Interest                                        38,592           50,891
       Other                                          102,307          444,265
                                               ---------------   --------------
          TOTAL REVENUES                            2,385,711        7,260,768
                                               ---------------   --------------
    EXPENSES
       Employee compensation and benefits           1,224,627        1,805,432
       Fees to financial institutions                 993,269        1,541,022
       Professional fees                              675,445          120,196
       Rent                                           103,376          130,958
       Telephone                                       33,234           86,834
       Depreciation and amortization                  129,434          102,628
       Other general and administrative
        expenses                                      344,687          418,608
                                               ---------------   --------------
          TOTAL EXPENSES                            3,504,072        4,205,678
                                               ---------------   --------------
       INCOME (LOSS) BEFORE INCOME TAXES           (1,118,361)       3,055,090


    INCOME TAX PROVISION (BENEFIT)                   (435,955)       1,222,301
                                               ---------------   --------------
       NET INCOME (LOSS)                       $     (682,406)   $   1,832,789

    EARNINGS (LOSS) PER SHARE:                 $         (.11)   $        0.30

    WEIGHTED AVERAGE SHARES                         6,218,898        6,200,181


    The accompanying notes are an integral part of these financial statements.



                          JMC GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                               Nine Months Ended September 30,
                                                   1996             1995
    REVENUES                                   ----------------  --------------
       Commissions                             $     7,499,812   $   12,147,822
       Net gain on sale of rights to certain
        future asset-based fees                              -        3,311,948
       Interest                                        162,328          165,611
       Other                                           110,856        1,803,211
                                               ----------------  --------------
          TOTAL REVENUES                             7,772,996       17,428,592
                                               ----------------  --------------
    EXPENSES
       Employee compensation and benefits            3,827,450        5,999,296
       Fees to financial institutions                3,097,129        5,416,232
       Professional fees                               797,916          532,141
       Rent                                            284,116          396,161
       Telephone                                       115,417          282,081
       Depreciation and amortization                   424,108          305,333
       Other general and administrative
        expenses                                       894,319        1,289,457
                                               ----------------  --------------
          TOTAL EXPENSES                             9,440,455       14,220,701
                                               ----------------  --------------
          INCOME (LOSS) BEFORE INCOME TAXES         (1,667,459)       3,207,891

    INCOME TAX PROVISION (BENEFIT)                    (637,690)       1,290,910
                                               ================  ==============
       NET INCOME  (LOSS)                      $    (1,029,769)  $    1,916,981


    EARNINGS (LOSS) PER SHARE:                 $         (0.17)  $         0.31
                                               ================  ==============
    WEIGHTED AVERAGE SHARES                          6,212,231        6,200,136


   The accompanying notes are an integral part of these financial statements.


                        JMC GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                               Nine Months Ended September 30,
                                                     1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:           --------------  ---------------
   Net income (loss)                            $  (1,029,769)  $    1,916,981
   Adjustments to reconcile net income
    (loss) to net cash used by operating
    activities:
      Gain on sale of furniture and equipment          (1,998)               -
      Depreciation and amortization                   424,108          305,333
      Amortization of asset-based fees
       purchased                                      185,573          118,429
      Deferred tax provision                          (53,875)         412,517
   Changes in assets and liabilities:
      Cash segregated under securities
       regulations                                 (1,096,913)        (653,612)
      Receivables from insurance companies            (55,689)         483,802
      Receivable from financial institution             9,450       (3,869,007)
      Income taxes receivable                        (788,304)         744,335
      Other assets                                     (6,507)         (57,862)
      Accrued fees to financial institutions           29,046         (336,864)
      Customer funds segregated under
       securities regulations                       1,096,913          653,612
      Accrued expenses and other liabilities         (424,323)         (29,975)
      Allowance for contract cancellations            (12,050)        (313,315)
      Accrued payroll and related expenses              1,739         (237,708)
                                                --------------  ---------------
         NET CASH USED BY OPERATING ACTIVITIES     (1,722,599)        (863,334)
                                                --------------  ---------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of furniture, equipment and
       leasehold improvements                         (55,341)         (67,033)
      Proceeds from sale of furniture and
       equipment                                       12,184                -
      Purchase of short-term investments                    -         (164,000)
      Payment for consulting and marketing
       agreement                                   (1,250,000)               -
                                                --------------  ---------------
         NET CASH USED BY INVESTING ACTIVITIES     (1,293,157)        (231,033)
                                                --------------  ---------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from stock options exercised            20,000                -
                                                --------------  ---------------
         NET CASH PROVIDED BY FINANCING
          ACTIVITIES                                   20,000                -
                                                --------------  ---------------
         NET DECREASE IN CASH AND CASH
          EQUIVALENTS                              (2,995,756)      (1,094,367)

         CASH AND CASH EQUIVALENTS AT BEGINNING
          OF PERIOD                                 5,832,598        3,610,888
                                                --------------  ---------------
         CASH AND CASH EQUIVALENTS AT END OF
          PERIOD                                $   2,836,842   $    2,516,521
                                                ==============  ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
   Cash paid for:
      Interest                                  $         520   $            -
      Income taxes                              $     221,349   $       89,450
SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING ACTIVITIES
   Warrant issued in connection with
    consulting and marketing agreement          $     315,000   $            -


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

          The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date. It is recommended that these financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. A certain balance sheet item at December 31, 1995 was reclassified to conform with the format of the balance sheet at September 30, 1996.

Note 2.   JMCG/USBA Marketing and Consulting Agreements

          The Company entered into a Consulting Agreement with USBA Holdings, LTD ("USBA") on January 26, 1996. This agreement was established to provide JMC with access to financial institutions through the consulting and other relationships established by USBA and its subsidiaries. In connection with this transaction, the Company paid USBA $1.25 million on January 28, 1996 for the preparation and implementation of a five year marketing plan. On January 29, 1996, JMCG and USBA entered into a Marketing Agreement with a five-year term. Under the terms of the Marketing Agreement, JMCG granted USBA a five-year warrant to purchase up to one million shares of the Company's common stock at $2.50 per share which may be adjusted to approximately $1.44 per share under certain circumstances. The warrant, which is exercisable after January 29, 1997, has an estimated value of $315,000. The Company has the right to recover $1 million as a Termination Fee under the Marketing Agreement under certain circumstances.

          Both the payment of the $1.25 million and the value of the warrant have been capitalized and are being amortized on a straight line basis over their current estimated benefit periods of five years.

Note 3.   Merger-Related Costs

          On May 20, 1996 the Company entered into an Agreement and Plan of Merger with USBA. During the quarter ended June 30, 1996, the Company capitalized direct costs of acquisition totaling $445,000 in anticipation of such merger.

          On August 26, 1996, the Company terminated the Agreement and Plan of Merger with USBA (See "Legal Proceedings"). In connection with this termination, the Company expensed all costs related to the merger which were incurred during the third quarter of 1996 as well as those costs previously capitalized in the second quarter as described above. Such costs amounted to $445,000 and $259,000, respectively.

          The Company filed an action in U.S. District Court Southern District of California in San Diego on October 11, 1996, alleging various causes of action against USBA and certain individual defendants seeking rescission of all agreements between JMCG and USBA (See "Note 2. JMCG/USBA Marketing and Consulting Agreements" and the Agreement and Plan of Merger described above.) as well as damages and other relief. On November 7, 1996, USBA answered the complaint, asserted certain affirmative defenses and stated counterclaims against the Company and certain individuals seeking specific performance of the Plan of Merger and other relief (See "Legal Proceedings").

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Third Quarter 1996 Compared to Third Quarter 1995

The Company realized a net loss of $682,000 (or $0.11 per share) in the third quarter of 1996 compared to net income of $1,833,000 (or $0.30 per share) in the third quarter of 1995. The third quarter 1996 net loss includes pre-tax effected expenses related to the proposed merger with USBA of $704,000, as well as amortization of the payment of $78,000 for the marketing plan and the valuation of the warrant. The impact of these two items would be $433,000 and $48,000 (or $0.07 and $0.01 per share respectively) after estimated tax benefit. The total amount of merger-related costs expensed in the third quarter of 1996 includes costs which were capitalized in the second quarter as well as additional costs incurred during the third quarter (See "Note 3. Merger-Related Costs").

Third quarter 1995 results included revenues totaling $3,755,000 from the Company's Florida financial institution client which consisted of a net gain of $3,312,000 ($1,987,000 or $0.32 per share after estimated tax provision) on the sale of the rights to certain future asset-based fee revenues and $443,000 in transition fees which were included in other revenues. Excluding the net gain on the sale of the rights to certain future asset-based fee revenues from the third quarter of 1995, the Company would have reported a net loss of $154,000 (or $0.02 per share).

For the nine months ended September 30, 1996, the Company reported net loss of $1,030,000 (or $0.17 per share) compared to net income of $1,917,000 (or $0.31 per share) during the first nine months of 1995. The nine months ended September 30, 1996 included merger-related expenses of $800,000 ($492,000 net after estimated tax benefit or $0.08 per share) as well as amortization of costs, associated with the marketing plan and issuance of a warrant to USBA, of $235,000 ($145,000 after estimated tax benefit or $0.02 per share). For 1995, in addition to the previously mentioned net gain on the sale of the rights to certain future asset-based fee revenues and transition fees, the nine-month results included revenues of $1,308,000 ($785,000 or $0.13 per share after estimated tax provision) related to the Company's Florida client financial institution's payment for the right to hire certain employees of the Company's wholly owned subsidiary and certain other services. Excluding the payment for the right to hire personnel and the net gain on the sale of the rights to certain future asset-based fee revenues, the Company would have realized a net loss of $855,000 (or $0.14 per share) for the nine-month period ending September 30, 1995.

Total revenues for the quarter ended September 30, 1996 were $2,386,000, a decrease of $4,875,000 (or 67%) from $7,261,000 in the third quarter of 1995. Excluding the 1995 net gain of $3,312,000, as described above, revenues for the third quarter of 1996 would have decreased $1,563,000 or 40% compared to the same quarter in 1995. This reduction in revenues is primarily a result of the following:

  * A decrease in sales production related revenues, net of chargeback expense, of $724,000 or 33%. This decrease is a result of gross sales production volumes declining $15 million or 35% in the third quarter of 1996 as compared to the third quarter of 1995. This decline in sales volume is primarily attributable to the termination of the Company's Florida operations in the third quarter of 1995 and the reconfiguring of the Company's Tennessee operations effective February 1, 1996. (See "Trends and Uncertainties -- Declining Revenues"). These two operations combined for a $21 million decrease in gross sales production while the Company's remaining client base generated an increase of $5 million in gross sales production the third quarter of 1996 compared to 1995. Offsetting the decrease in gross sales production was an increase of approximately 9% in the combined annuity and mutual fund gross revenue rate as a result of a change in product mix and a restructuring of compensation rates.

  * A decrease in asset-based fee revenues of approximately $582,000 in the third quarter of 1996 compared to 1995 as a result of the sale of the rights to the portion of such asset-based fee revenues that related to the Company's Florida operations during the third quarter of 1995.

  * A decrease in transition fee revenue of approximately $343,000. The Company generated transition fee revenue through contractual relationships with current and former client financial institutions of $100,000 and $443,000 in the third quarter of 1996 and 1995 respectively.

  * An increase in service fee revenues of $97,000 as a result of the reconfigured Tennessee operations.

Total revenues for the first nine months of 1996 were $7,773,000 versus $17,429,000 for the comparable prior year period, a decrease of $9,656,000 or 55%. Excluding the 1995 net gain and payment for the rights to hire certain personnel (totaling $4,620,000), as previously described, revenues in the nine-month period of 1996 would have decreased $5,036,000 or 39% compared to the same period of 1995. The decrease in revenues for the nine month period of 1996 as compared to 1995 is also a result of a decrease in gross sales production of 38%; a decrease in asset-based revenues of 51%; and a decrease in transition fees of $343,000; offset by an increase in service fee revenue of $260,000.

Total expenses for the quarters ended September 30, 1996 and 1995 were $3,504,000 and $4,206,000, respectively. Excluding the previously described merger-related expenses of $704,000 and amortization of $78,000, total expenses for the quarter ended September 30, 1996 would have been $2,722,000, a decrease of $1,484,000 or 35% compared to the same period in 1995. This decrease is primarily attributable to:

  * A $491,000 or 31% decrease in employee compensation and benefits primarily as a result of the discontinued Tennessee operations and a reduction in Corporate personnel with the downsized operations.

  * A $548,000 or 36% reduction in fees to financial institutions due to lower sales volume.

  * A reduction of $90,000 or 41% in salespersons' commissions also due to lower sales volume

  * A $355,000 or 41% reduction in the remaining base operating expenses primarily due to the reduction in client base and reduction in base corporate overhead expenses.

Total expenses for the nine months ended September 30, 1996 and 1995 were $9,440,000 (or $8,405,000 excluding the previously described merger-related expenses and amortization) and $14,221,000 respectively. Excluding the expenses described above in 1996, total expenses for the nine months ended September 30, 1996 decreased $5,816,000 or 41% compared to the same period in 1995. This decrease is primarily a result of the same factors which generated the decrease in third quarter 1996 compared to third quarter 1995.

Third Quarter 1996 Compared to Second Quarter 1996

The Company realized a net loss of $682,000 (or $0.11 per share) in the third quarter of 1996 compared to net loss of $215,000 (or $.03 per share) in the second quarter of 1996. Included in the third quarter of 1996 but not in the second quarter of 1996 were merger-related expenses of $704,000 ($433,000 after estimated tax benefit or $0.07 per share).

Total revenues declined $161,000 or 6% to $2,386,000 in the third quarter of 1996 from $2,547,000 in the second quarter of 1996. The decrease is a result of a 10% decrease in gross sales production offset by $100,000 in revenues generated as a result of a transition agreement between the Company and its Virginia client financial institution (See "Trends and Uncertainties - Declining Revenues"). Total expenses in the third quarter of 1996 were $3,504,000 versus $2,889,000 in the second quarter of 1996. Excluding the $704,000 of merger-related expenses (See "Note 3. Merger-Related Costs"), third quarter expenses would have been $2,800,000 representing a decrease of $89,000 from second quarter expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 1996, the Company had cash and cash equivalents of approximately $2,837,000, a decrease of approximately $2,996,000 from $5,833,000 in cash and cash equivalents at December 31, 1995. The primary reasons for the decrease in such amounts is as follows:

  * A payment of $1,250,000 in the first quarter of 1996 to USBA for a consulting agreement established in connection with a five year marketing alliance.

  * Income tax payments of $221,000.

  * Pre-tax losses incurred in the first nine months of 1996 of approximately $1,667,000 offset by non-cash expenses of approximately $424,000 relating to depreciation and amortization. The tax benefit generated by such losses is expected to have a positive cash flow impact in future periods, primarily to be utilized on the expected net gain from the sale of rights to future asset fee revenues, as described below.

While the Company's cash balances were reduced, as described above, during the first nine months of 1996, the Company's base operating expenses, excluding non-cash expenses such as depreciation and amortization, as well as merger-related costs have been reduced by more than $3.0 million in the first nine months of 1996 as compared to the first nine months of 1995.

Subsequent to the end of the second quarter of 1996 the Company was notified that its Virginia-based client financial institution will not renew its contract with the Company after December 31, 1996. Based on the terms discussed and agreed upon, the Company will receive transition fees of $250,000 through the end of the fourth quarter of the current year as well as guarantees on production levels through the end of 1996, supported by cost subsidies if necessary. This event will have an impact on cash flow in periods subsequent to December 31, 1996, however the Company anticipates a one-time payment for such client's purchase of the right to all future asset-based fees associated with the client's program at the end of 1996.

Based on the Company's cash position as of September 30, 1996, as well as the reduced operating expense base and the anticipated cash flow from the sale of the rights to future asset fees at the end of 1996, as described above, management believes it has sufficient capital resources to support current operations and to pursue expansion of its business beyond its current market place.

TRENDS AND UNCERTAINTIES
------------------------

Declining Revenues

The Company's sales production decreased 35% when comparing the third quarter of 1996 to the third quarter of 1995. This decrease is primarily attributed to the Florida operations closing in the third quarter of 1995 and the transition of the Tennessee operations on February 1, 1996. Sales production decreased 10% in the third quarter of 1996 compared to the second quarter. Subsequent to the end of the second quarter of 1996 the Company was notified that its Virginia-based client financial institution will not renew its contract with the Company after December 31, 1996. In response to this decline in sales production, the Company reduced base operating expenses by approximately $850,000 in the third quarter of 1996 compared to the third quarter of 1995.

In addition to the reduced cost structure, the Company reconfigured its Tennessee operations in the first quarter of 1996 to provide sales support, product development and back office support services on a fee basis. The fees generated by the Company include transaction-based fees (with a monthly minimum) as well as an ongoing and increasing share of asset-based fee revenues on the blocks of business generated prior to the transition. Factoring in the minimum transactional fee revenues and the significantly reduced cost structure the Company expects pre-tax operating results generated by this client to be comparable to those operating results generated by the same client when the Company provided its fully managed program.

The Company continues to pursue expansion of its existing core business of product distribution as well as support services for product distribution with a more cost efficient and technology-based operating structure. In addition, the Company is pursuing opportunities to utilize its developed strengths for new marketing media.

JMCG/USBA Merger

On April 3, 1996 the Company and USBA signed a letter of intent to pursue a merger of the two companies based on a structure as a merger of equals. An Agreement and Plan of Merger memorializing the intentions of the parties was approved by the Company's Board on May 20, 1996. On August 26, 1996, the Company's Board concluded that, based upon due diligence review and information then available to the Board, the proposed combination was not in the best interests of the Company's stockholders and noticed USBA of the Company's election to terminate the Agreement. The required fairness opinion from the Company's financial advisor, which had been delivered to the Board on May 20, 1996 by J. C. Bradford & Co., was also withdrawn.

The Company has since commenced litigation in connection with the terminated Agreement and Plan of Merger. The suit, which was filed in U.S. District Court Southern District of California in San Diego on October 11, 1996, alleges various causes of action against USBA and certain individual defendants and seeks rescission of JMCG's relationships with USBA as well as damages and other relief. On November 7, 1996, USBA answered the complaint, asserted certain affirmative defenses and stated counterclaims against the Company and certain individuals seeking specific performance of the Plan of Merger and other relief (See "Legal Proceedings").

                   PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          On October 11, 1996, JMCG commenced litigation in connection with its terminated Agreement and Plan of Merger and the outstanding Marketing Agreement and Consulting Agreement with USBA Holdings, Ltd. The suit, which was filed in U.S. District Court Southern District of California in San Diego, alleges various causes of action against USBA and certain individual defendants and seeks rescission of the Company's agreements with USBA as well as damages and other relief. On November 7, 1996, USBA answered the complaint, asserted certain affirmative defenses and stated counterclaims against the Company and certain individuals seeking specific performance of the Plan of Merger and other relief. While the Company is confident of the merits of its claims against USBA, the outcome of the litigation is uncertain. The costs associated with the terminated Agreement and Plan of Merger, previously capitalized, have been taken into expense in the third quarter.

          On July 7, 1995, the Florida Department of Insurance (the "Department") issued a Final Order in its administrative proceeding against the Company which was commenced on March 11, 1993. The enforcement of the majority of the Final Order has been stayed pending appeal. JMC has complied with all operative aspects of the Final Order.

          JMC filed its appellate brief on November 13, 1995 and presented oral arguments on April 11, 1996. The District Court of Appeal denied the Appeal on August 30, 1996 and upheld all but one portion of the Final Order. JMC has petitioned for a review of its case by the Supreme Court of Florida. On November 8, 1996, the Court granted the Company's Motion For Stay Of Proceedings pending disposition of the Petition for Review. While management cannot predict the outcome of the appeal process, the Company anticipates no future financial impact as JMC ceased operations in Florida in October 1995.

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

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF   SECURITY HOLDERS

          The Annual Meeting of Stockholders of JMC Group, Inc.
          was held on October 7, 1996. The following matter was submitted to a vote of security holders:

          Election of Directors: Barton Beek, Robert A. Cervoni and Herbert G. Kawahara, were elected to serve a three-year term, until the annual meeting of stockholders in 1999, or until their successors are duly elected.

          The tally of voting for each nominee was as follows:

                                           For        Withheld
                                        ---------     --------
               Barton Beek              5,386,937      35,195
               Robert A. Cervoni        5,386,937      35,195
               Herbert G. Kawahara      5,386,937      55,195

          The term of office for each of Edward Baran, Charles H.
          Black, Brian J. Finneran, James K Mitchell, Robert G.
          Sharp and Donald E. Weeden continued after the meeting.

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




Date:     November 14, 1996             /s/ James K. Mitchell
                                        -------------------------------
                                        James K. Mitchell, Chairman and
                                        Chief Executive Officer






Date:     November 14, 1996             /s/ D. Mark Carlson
                                        -------------------------------
                                        D. Mark Carlson, Senior Vice President
                                        and Chief Financial Officer