Form 10-K405
period 1996-12-31
JMC GROUP INC
filed 1997-03-31
CIK 746425

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                        COMMISSION FILE NUMBER 0-12926

                               ----------------

                                JMC GROUP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                   95-2627415
      (STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

          9710 SCRANTON ROAD, SUITE 100, SAN DIEGO, CALIFORNIA 92121
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 619-450-0055

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.01 PER SHARE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 1997 was approximately $6,213,061 representing approximately 4,970,449 shares.

  As of March 10, 1997, the registrant had 6,024,351 shares of its common stock, $.01 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

  The discussion of the Company's business contained in this Annual Report on Form 10-K includes certain forward-looking statements. For a discussion of factors which may affect the outcome projected in such statements, see "Material Customers," "Competition," "Registration and Licensing," "Regulation," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  JMC Group, Inc. (the "Company") is a Delaware corporation which was founded in 1983. Its executive offices are located at 9710 Scranton Road, Suite 100, San Diego, California 92121 and its telephone number is (619) 450-0055.

  The Company operates its business in one industry segment--annuity, insurance and mutual fund sales and sales support services through financial institutions and the related servicing of products previously sold. This business has historically been carried out through the Company's subsidiaries, James Mitchell & Co. and its subsidiaries ("JMC") and JMC Investment Services, Inc. ("JMCI"). JMC and JMCI are structured marketing organizations that sell tax-advantaged annuities, insurance products and mutual funds as investment vehicles to customers of financial institutions through relationships with banks and savings and loan associations and thrifts. The Company's products consist primarily of fixed and variable annuities underwritten by independent life insurance companies (rated A or higher by A.M. Best) and mutual fund shares. As previously reported, in January of 1996, the Company modified its relationship with First Tennessee Bank National Association ("First Tennessee Bank") and JMCI, which offered and sold mutual funds and annuities exclusively to customers of First Tennessee Bank. The Company now provides support services ("Integrated Support Services" or "ISS") for First Tennessee Bank's internal program for which the Company earns monthly service fees. The Company also terminated its relationship with Central Fidelity Bank, N. A. ("Central Fidelity") at the end of 1996. See "Material Customers."

  Although the termination or modification of contracts with financial institutions usually ends new sales activities, JMC continues, in most cases, to provide services to the customers of the institution and earns fees for these services based on the accumulated asset value of the accounts being serviced. The First Tennessee Bank modification resulted in JMC receiving asset fees as well as additional fees for services contracted for in the new agreement. Central Fidelity selected the option of acquiring JMC's right to future asset-based fee revenues and made a one time payment to JMC during 1996 for such right. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--1996 compared to 1995."

  During 1996, the average monthly accumulated value of assets being serviced for such inactive clients, including First Tennessee Bank, was over $444 million generating annual 1996 asset-based fee revenues of $1,424,000.

  During 1996, the Company further restructured its operations by closing down its Virginia operations upon the termination of its contract with Central Fidelity. The Virginia office also serviced the Company's New York customers so servicing of those customers was moved to its corporate office. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--1996 Compared to 1995--Restructuring."

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

  Historically, the primary distribution method employed by the Company and its financial institution clients for the sale of annuities and insurance products has been a fully managed alternative investment program. Mutual fund products are generally sold directly by JMC's employees to financial institution customers. JMC's structured retail marketing organization employs the retail sales force and thereby controls the point of sale.

  As a result of the streamlining of administrative and sales management functions accomplished in the 1994 restructuring and further consolidation in 1995 and 1996, the Company has positioned itself to expand the type and nature of services which it provides and the manner in which they are delivered. In addition to its fully-managed program, the Company intends to contract with financial institution clients to provide other programs such as the dual employee program where the financial institution rather than the Company employs the retail sales force, or the integrated support services program ("ISS program") where the bank internalizes all sales functions while the Company provides appointment tracking, business processing and customer account servicing. The ISS program would enable the Company to deliver a competitive package of services which would enhance the effectiveness and efficiency of non-deposit alternative investment programs instituted and managed by financial institutions themselves. These services include product selection and due diligence, sales and appointment management tracking and reporting, annuity and mutual fund transaction processing, commission accounting, customer service, sales personnel licensing, sales and marketing support, and training programs. The Company commenced its first ISS program at First Tennessee Bank as of February 1, 1996. See "Material Customers" below. The Company has also developed a product wholesaling program in which the Company will provide annuity and insurance products directly from provider companies to the Bank while still providing tracking, processing and servicing functions similar to those involved in managed and dual employee programs. The Company anticipates this type of program to be available by the second quarter of 1997 and that this program will be attractive to a large number of financial institutions including the large and medium sized banks.

PRINCIPAL PRODUCTS

  The principal investment products offered by JMC to customers of its financial institution clients are fixed and variable annuities and mutual funds, including equity funds, fixed income funds and tax exempt funds. Annuities are primarily used as tax-deferred retirement savings vehicles. There is a penalty if funds are withdrawn before age 59 1/2 or within a specified period of time, usually 5 to 8 years. Unlike individual retirement accounts there is no maximum investment cap either annually or in total and contributions are not tax-deductible. Immediate annuities provide guaranteed income for a specified number of years or for an individual's lifetime.

  During 1996, the mix of annuities and insurance products sold by JMC was as follows: 41% fixed annuities and 59% variable and other annuities. The corresponding product mix percentages of annuities sold by the Company in 1995 and 1994 were 65% fixed/35% variable and other and 75% fixed/25% variable and other, respectively. Sales of annuities represented 55%, 65% and 90%, respectively, of total sales in each of 1996, 1995 and 1994. The gross revenue rate received by JMC on the sale of annuity products is significantly greater than the gross revenue rate received on mutual fund shares. In addition, the gross revenue rate received on fixed annuity products is greater than the gross revenue rate received on variable and other annuities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations--1996 Compared to 1995" for further explanation of the impact of product mix on revenues and gross margin.

  The Company's subsidiaries have negotiated relationships with numerous national insurance providers and, during 1996, such subsidiaries sold the products of New York Life Insurance and Annuity Company, Keyport Life Insurance Company, Aetna Life Insurance and Annuity Company, Liberty Life Assurance Company, The Life Insurance Company of Virginia, Allianz Life Insurance Company of North America and Transamerica Life

Insurance and Annuity Company, among others. All of these companies have A or higher ratings from A.M. Best.

  The Company's subsidiaries' arrangements with each of its annuity and insurance provider companies are very similar. JMC acts as an agent and sells the provider's products to customers of financial institution clients. In addition, the Company's subsidiaries handle certain administrative responsibilities and provide ongoing customer service. Both of these functions are often provided directly by the annuity and insurance provider in other agency relationships. The Company's subsidiaries earn commissions from the sale of the provider's products. In addition to the commission on the initial sale, they also earn a monthly asset-based fee on most products, based on the accumulated value of each contract for as long as the contract is in force and annuity payments have not started. Contracts with annuity and insurance providers are generally terminable by either party on thirty days' notice with regard to all of their provisions, except that the provider company continues to be obligated to pay the Company its monthly asset-based fee so long as there remains in force any accumulated value of contracts sold prior to termination of the contract. During 1996, the Company received approximately $4.2 million in annuity commissions and $2.4 million in asset-based fee revenues related to annuity contracts. Commissions are net of actual and projected chargebacks for surrenders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--1996 Compared to 1995" related to events impacting asset-based fee income during 1996 such as the net gain on the sale of rights to certain future asset-based fee revenue.

  Management believes that the Company's subsidiaries have maintained strong relations with their current annuity and insurance provider companies. Many of the products are developed jointly by the Company with the annuity and insurance provider companies specifically for use in the Company's programs. During 1995, one of the Company's target provider companies, Life Insurance Company of Virginia, entered into an agreement to be acquired by Great Northern Annuity Company (GNA), a competitor of the Company. This acquisition was not consummated until mid 1996 and the impact on product availability is uncertain at this time. However, the Company continues to work with current and prospective provider companies to ensure the availability of competitive consumer products.

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

  In connection with the sale of annuity and insurance products, JMC does not assume any of the underwriting risks or obligations of the insurance company itself. The Company conducts due diligence and has an established policy of selling only the products of insurance companies which it believes are highly-rated and financially sound.

  The Company's subsidiaries have agreements to sell mutual fund shares for a large number of mutual fund families, including Putnam, Federated, Fidelity, Oppenheimer, Franklin-Templeton and American Capital. JMC receives commissions for the sale of mutual fund shares and, in most instances, receives ongoing fees for providing continuing customer service. The Company reviews the mutual fund families it offers to ensure that they provide what the Company believes to be an appropriate range of quality products. JMC, through its subsidiary JMC Financial Corporation ("JMC Financial"), acts as a self-clearing agent and a clearing agent for First Tennessee Brokerage, Inc. In connection with the sale of mutual fund shares, JMC's representatives act strictly as agents and neither company underwrites securities.

MATERIAL CUSTOMERS

  During 1996, Central Fidelity, Independence Savings Bank and First Tennessee accounted for approximately 53%, 18% and 14%, respectively, of the Company's commission revenues. The Company's relationship with First Tennessee Bank was modified during 1996 and its contract with Central Fidelity expired on December 31, 1996.

  On January 31, 1996, the Company signed definitive agreements with First Tennessee Bank to provide for a transition of the Company's fully-managed alternative investment sales program to a newly-developed integrated support services program with an initial two-year term through the end of 1997. The Company has developed this program to provide a variety of services to support alternative investment programs at banks utilizing an internal sales force to market mutual funds and annuities to its customers. The new services program has enabled First Tennessee Bank to internalize the sales functions of the Company's fully-managed program while maintaining the controls and efficiencies of the program's business processing and single-point customer service capabilities. Although the Company no longer earns fees for the provision of a fully managed sales program, the Company will generate revenues in the form of minimum monthly administration fees of $25,000 through December 31, 1997. The fees may increase from such minimum level based on the success of the bank's internal sales program. In addition, the Company earns asset-based fee revenues on products sold through January 1996. The Company's portion of such asset-based fee revenues increased effective January 1, 1997.

  On August 30, 1996, the Company entered into a Program Agreement with Horizon Bancorp of Beckley, West Virginia, to provide services on a fully managed program basis. In addition, on November 6, 1996, the Company entered into an agreement with Provest Services Corp. II, a wholly owned subsidiary of Provident Bank, F. A., of Montebello, New York, to provide products and services to bank customers. In both cases, it is too early to estimate the fiscal impact of these agreements on the Company.

COMPETITION

  The Company operates in a very competitive environment and competes for client bank relationships with other third-party marketing firms. Some of its competitors are subsidiaries of major insurance and mutual fund companies that operate marketing organizations similarly targeting sales of annuities, insurance products and mutual fund shares to customers of banks, savings and loan associations and thrifts. Many of the organizations affiliated with underwriters and distributors have the ability to offer very attractive pricing to potential client financial institutions. The largest and most recognized organizations competing in this general field are Great Northern Annuity (GNA), Essex, Liberty Securities, Marketing One and INVEST. Some financial institutions also elect to manage annuity, insurance and mutual fund sales programs internally, rather than use a third-party marketing firm. Generally it is the larger financial institutions who establish such internal programs. In addition, customers of financial institutions who might purchase products from the Company can obtain similar products from licensed insurance agents, stockbrokers and financial institutions not affiliated with JMC. The principal method of competition is price. Product and service are also important competitive factors.

  From a competitive standpoint, management relies upon the Company's sales management and administrative procedures and systems to set it apart from its competitors and make its programs more attractive to potential financial institution clients than its competitors' programs. These include its proprietary sales and appointment tracking and reporting systems, which support its regimented sales management approach and its comprehensive recruiting procedures as well as established administrative procedures which insure efficient business processing and high level customer service. Defined operating procedures are implemented and sales specialists account for their time on a daily basis by communicating with the Company's service center. Individual sales specialists are also directly supervised by sales managers.

  For its managed programs, the Company maintains an independence towards product distribution which it considers to be a competitive edge in terms of customer suitability and bank regulatory control. The independence is created through the Company's strong relationships with more than one insurance provider company as well as certain internal procedures, such as, product neutral incentive compensation for sales representatives. The result is the ability to offer a wide array of high-quality, attractive alternative non-deposit investment products to suit the needs of the customers of financial institutions. As banking regulators continue to emphasize the quality and suitability of non-deposit investment products sold through financial institutions, the ability of a marketing firm to provide a broad selection of suitable and attractive products for their sales representatives to offer to their customers will continue to be important to potential client financial institutions.

REGISTRATION AND LICENSING

  JMC and certain of its subsidiaries and JMCI are required to be licensed to do business in certain states where they transact business. In addition, JMC Financial Corporation and JMCI are registered broker-dealers with the Securities and Exchange Commission ("SEC"), are members of the National Association of Securities Dealers, Inc. ("NASD") and are licensed or registered as securities broker-dealers in certain states where they transact business. Finally, certain of JMC's subsidiaries and JMCI must be licensed or registered as an insurance agency or agent in order to engage in business in certain states. Each of JMC and its subsidiaries and JMCI are duly qualified to transact business, and are duly registered or licensed or exempt from the registration or licensing requirements of broker-dealers and entities which engage in securities and insurance businesses, in every state where management believes such entities should be so qualified, registered or licensed.

  Material federal, state and local regulations affecting the business of JMC and its subsidiaries and JMCI include the Securities Exchange Act of 1934, as amended, the Investment Company Act of 1940, as amended, the securities and insurance laws of each state in which JMC and JMCI do business and the local ordinances of each city and county in which JMC and JMCI maintain an office.

REGULATION

  JMC and certain of its subsidiaries and JMCI are subject to extensive state regulation in those states in which they are licensed to do insurance business. Each insurance department exercises jurisdiction over the licensing of agents, supervises the form and content of sales literature and other materials distributed to the public, and generally acts to protect consumers from misrepresentation and other unfair conduct. Legislation changing the substantive or procedural rules governing the insurance departments, insurers or agents may affect the mode of operation and profitability of insurance agencies. Insurance commissioners, to protect the public, may maintain administrative proceedings which could result in cease and desist orders, fines or the suspension or cancellation of an agent's license. See "Legal Proceedings."

  The securities industry in the United States is also subject to extensive regulation under both federal and state law. The SEC is the federal agency responsible for the administration of federal securities laws. Much of the regulation of broker-dealers has been delegated to the self-regulatory organizations, principally the NASD and the securities exchanges. Certain of the Company's subsidiaries are subject to regulation by the SEC and the NASD. The NASD conducts periodic examinations of member broker-dealers in accordance with rules it has adopted and amended from time to time, subject to approval by the SEC. These subsidiaries are also subject to regulation by state securities authorities in those states in which they do business. Additional legislation, changes in the rules promulgated by the SEC and the NASD, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. In January 1996, the NASD submitted for approval to the SEC, revised proposed rules applicable to NASD members operating on the premises of financial institutions. These rules, if adopted, would be similar to the rules already adopted by bank regulators. See the discussion of the "Interagency Guidelines" below. These rules would allow the NASD to also regulate the physical location of sales within financial institutions, the signage necessary, customer disclosures, compensation of unregistered bank employees and public communications, among other aspects of the business. The rules are more comprehensive and cover areas not previously addressed by the SEC, but have been addressed in the "Interagency Guidelines," as discussed below. The SEC, the NASD and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than the protection of creditors and stockholders of broker-dealers.

  The Company's client financial institutions also operate in a highly regulated environment. Existing federal rulings allow national banks and certain other federally-regulated financial institutions to sell annuities and mutual fund shares, but restrict the sale of many types of insurance products. See the discussions of NationsBank vs. Variable Annuity Life Insurance Company below. In February, 1994, all of the primary federal banking regulators issued a single set of guidelines (the "Interagency Guidelines") regarding the retail sale of non-deposit investment products, such as annuities and mutual funds, through banks, savings and loan associations and thrifts. These guidelines and their manner of implementation could significantly affect the ability of, and the means by which, the Company's subsidiaries conduct business with federally-regulated banks, savings and loan associations and thrifts. Since issuance of the Interagency Guidelines, the federal banking agencies conducted audits of the non-deposit investment programs at numerous financial institutions. As a result of these audits, certain of the agencies have further clarified certain provisions of the Interagency Guidelines especially in regards to customer disclosures. In addition, state-chartered financial institutions are subject to regulation by state banking agencies. These agencies and state insurance regulators may limit the ability of the Company's financial institution clients and other banks, savings and loan associations and thrifts to engage in the annuity, insurance and mutual fund sales businesses through third-party marketing organizations or otherwise.

  On January 18, 1995, the United States Supreme Court issued its decision in the case of NationsBank vs. Variable Annuity Life Insurance Company (the "VALIC case"). The ruling upheld the Office of the Comptroller of the Currency's ("OCC") decision that national banks could sell annuities. The Comptroller had found that such products were not insurance within the meaning of the National Bank Act and that the sale of annuities by national banks was within the "incidental powers" granted to them under that act. The U. S. Supreme Court concurred with this judgment. The ruling in the VALIC case appears to open the door for federally-chartered financial institutions to sell annuities, even in states where state insurance laws would prohibit such sales. It also appears to create a similar opportunity for state banks in the majority of states where state law permits state-chartered financial institutions to engage in any business permitted for a national bank. In spite of the decision in the VALIC case, at the present time there are federal court proceedings and state and federal legislative proposals which could limit or alter the ability of banking institutions to sell annuities and insurance products. In particular, the United States Supreme Court recently heard oral argument in the case of Barnett Bank of Marion County, N. A. vs. Gallagher. This 11th Circuit Federal District Court case indicated that a state insurance agency could prevent a bank from selling insurance through an insurance agency located in a town of less than 5,000 people in the exercise of its power to regulate the business of insurance within a state. It is not possible to predict the outcome of any such proceeding or the likelihood that any particular proposal will be enacted or what effect such a change would have on the Company's continued ability to market annuities and insurance products and mutual funds through banking institutions. In light of the VALIC case, it is possible that banking institutions that currently utilize the Company's subsidiaries to market such products would market such products themselves, rather than through the Company. The same result might flow from any other change in regulatory landscape. In such an event, the Company's ability to continue its business as described herein would be impaired. However, the Company's subsidiaries currently market annuities, insurance products and mutual funds to customers of financial institutions that could legally sell such products themselves. These financial institutions prefer to use the Company's marketing services instead of developing their own. It is possible that a number of banking institutions will choose to utilize the Company's subsidiaries despite their ability to sell these products directly. In such an event, the Company's subsidiaries would be able to continue to sell annuities, insurance products and mutual funds through such institutions, although perhaps on a more limited basis. It is also possible that a change resulting from court proceedings or legislative initiatives could further restrict the ability of banking institutions to make annuities, insurance products and mutual funds available to their customers either directly through third-party marketing organizations or otherwise.

  Legislation or changes in tax regulations with regard to the tax-deferred status of earnings from annuities could also significantly affect the ability of the Company to market these products.

  In January 1997, national banks were notified of the Office of the Comptroller of the Currency's regulatory proposal concerning qualification requirements for certain securities transactions conducted by bank employees. If implemented, the qualification requirements would be administered by the National Association of Securities Dealers, Inc. (NASD) and would require bank employees to take and pass an examination as a prerequisite to engaging in the retail securities transactions. After passing the exam, they would be required to register with the NASD as a bank securities representative.

EMPLOYEES

  As of March 10, 1997, the Company had 49 full-time employees.

ITEM 2. PROPERTIES

  During 1996, the Company closed its Virginia office upon the termination of business with Central Fidelity, and closed its Tennessee office, moving all customer service for Tennessee and New York to the Company's corporate office. This facility is suitable and adequate to meet the Company's requirements. The Company intends to either renegotiate a new lease for the existing facility or locate alternative suitable space upon expiration of the lease, as market conditions indicate. The following is the lease for the principal facility utilized in the Company's operations as of January 1, 1997:

  Corporate Headquarters
  9710 Scranton Road
  Suites 100 and 120
  San Diego, CA 92121
  Exp. Date: October 1998
  Square Footage: 14,169

ITEM 3. LEGAL PROCEEDINGS

 FLORIDA LEGAL PROCEEDINGS

  During March 1993, the Florida Department of Insurance (the "Department") commenced an administrative proceeding against the Company's wholly owned subsidiary, JMC. A Final Order was issued in July 1995, however, the enforcement of the majority of the Final Order was stayed pending the outcome of JMC's appeal. The District Court of Appeal, for all material matters, affirmed the Final Order in August 1996, and in October 1996, the District Court of Appeal denied JMC's Motion for Rehearing. In March 1997, the Florida Supreme Court denied JMC's petition for review.

  The Company has incurred most of the anticipated costs of the appeal and management believes that amounts accrued as of December 31, 1996 will be sufficient to cover any additional costs. Effective October 1995, JMC concluded its relationship with its Florida financial institution client, Barnett Banks, Inc., and is not presently doing business in the State of Florida.

 OTHER PROCEEDINGS

  The Company's broker-dealer subsidiary, JMCI, has been named as a defendant in lawsuits arising out of the sale of real estate limited partnerships prior to 1992 to customers of its predecessor. In addition, the Company and its subsidiaries are involved in various legal and regulatory proceedings from time to time in the ordinary course of business. Management does not believe that any such proceedings will have a material adverse effect on the Company's financial condition or results of operation, and as of March 10, 1997, no such proceedings were pending.

 USBA MARKETING AGREEMENT AND PROPOSED MERGER

  The Company entered into an agreement with USBA Holdings, LTD ("USBA") in January 1996. In connection with this transaction, the Company paid USBA $1.25 million to assist in the preparation and implementation of a five-year marketing plan. The Company had the right to recover $1 million under certain circumstances. In addition, USBA was given warrants to purchase up to 1 million shares of the Company's common stock at $2.50 per share which may have been adjusted to approximately $1.44 per share under certain circumstances. The warrants, which were exercisable after January 29, 1997, had an estimated value of $315,000. Both the payment and the value of the warrants were capitalized and were being amortized over an expected benefit period of five years.

  In the second quarter of 1996, the Company and USBA entered into an Agreement and Plan of Merger and began the process of consummating such merger. All costs associated with such merger were capitalized, beginning in the second quarter of 1996, as these costs were expected to be included in the purchase price upon consummation of the transaction. During the third quarter of 1996, the Company terminated the Agreement and Plan of Merger, at which time all costs previously capitalized in the second quarter and all costs incurred during the third quarter related to the merger were expensed. These merger related expenses, which amounted to $884,000, are included in the 1996 Statements of Operations, primarily within professional fees and other general and administrative expenses.

  The Company filed an action against USBA to recover costs incurred related to the terminated Agreement and Plan of Merger and to recover fees paid for the Marketing Agreement and for return of the warrants. During the fourth quarter of 1996, the Company reached an agreement with USBA and received a cash payment of $500,000, constituting a partial refund of amounts paid by the Company under the Marketing Agreement and Consulting Agreement and payment of a portion of the Company's expenses incurred in connection with the Agreement and Plan of Merger, and the warrants were returned. The Company, during this period, wrote off the remaining unamortized balance of the payment of $1.25 million, reversed the capitalization of the value of the returned warrants and the amortization expense thereon for the first three quarters of 1996 and recorded the recovery of $500,000. The write-off of the payment and the value of warrants was not made until the fourth quarter as the Marketing Plan and Marketing Agreement were in effect and the Company was working with several financial institutions referred through the Marketing Agreement up through the termination and settlement made in the fourth quarter.

  The entire $1.25 million payment and recovery of $500,000 are included in the line "Marketing plan payment--net of recovery" and thus, amortization of the plan payment included in depreciation and amortization for the first three quarters of 1996 has been reclassified to this line for more appropriate presentation of material operating transactions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters other than election of directors at the annual meeting on October 7, 1996 were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

  The common stock of the Company is principally traded in the NASDAQ National Market System under the symbol JMCG and is owned as of March 10, 1997 by approximately 234 shareholders of record with approximately 1,600 beneficial owners. Approximately eight broker-dealers are market makers in the Company's stock on the NASDAQ National Market System.

  The Company is also listed on the Pacific Stock Exchange under the symbol JMC, but the trading volume in the Company's common stock on the Pacific Stock Exchange is not material.

  The following table reflects the high and low sales prices on the NASDAQ National Market System for the Company's common stock for the four quarters of each of 1996 and 1995.

                                                                   SALES PRICES
                                                                   -------------
                                                                    HIGH   LOW
                                                                   ------ ------
      1996
        First Quarter............................................. $3.125 $0.906
        Second Quarter............................................ $4.125 $3.000
        Third Quarter............................................. $3.688 $1.125
        Fourth Quarter............................................ $1.563 $0.750
      1995
        First Quarter............................................. $1.875 $1.125
        Second Quarter............................................ $1.625 $0.875
        Third Quarter............................................. $1.188 $0.625
        Fourth Quarter............................................ $1.031 $0.688

DIVIDENDS

  No dividends were paid by the Company during fiscal 1996. Future dividends, if any, will be determined by the Company's Board of Directors, based upon the Company's profitability, its cash position and other considerations deemed appropriate.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED ANNUAL FINANCIAL DATA

                                           YEARS ENDED DECEMBER 31,
                          -------------------------------------------------------------
                             1996         1995        1994         1993        1992
                          -----------  ----------- -----------  ----------- -----------
Selected Financial Data:
  Total revenues........  $11,845,436  $20,371,860 $33,357,242  $49,318,460 $39,247,926
  Income (loss) from
   continuing operations
   before accounting
   change...............  $  (502,919) $ 1,741,124 $(2,370,155) $ 4,368,141 $ 4,422,688
  Income (loss) from
   discontinued
   operations...........  $       --   $       --  $       --   $   514,904 $(2,912,225)
  Accounting change.....  $       --   $       --  $       --   $       --  $   185,000
  Net income (loss).....  $  (502,919) $ 1,741,124 $(2,370,155) $ 4,883,045 $ 1,695,463
                          ===========  =========== ===========  =========== ===========
Earnings Per Share:
  Income (loss) from
   continuing operations
   before accounting
   change...............  $     (0.08) $      0.28 $     (0.36) $      0.62 $      0.59
  Income (loss) from
   discontinued
   operations...........  $       --   $       --  $       --   $      0.07 $     (0.38)
  Accounting change.....  $       --   $       --  $       --   $       --  $      0.02
  Net income (loss).....  $     (0.08) $      0.28 $     (0.36) $      0.69 $      0.23
                          ===========  =========== ===========  =========== ===========
Balance Sheet:
  Total assets..........  $ 8,766,023  $ 9,511,828 $ 8,380,931  $15,426,738 $14,079,204
  Total liabilities.....  $ 2,248,120  $ 2,511,006 $ 3,121,233  $ 6,868,923 $ 5,430,721
  Stockholders' equity..  $ 6,517,903  $ 7,000,822 $ 5,259,698  $ 8,557,815 $ 8,648,483
                          ===========  =========== ===========  =========== ===========

--------
No cash dividends were paid during 1992.
Cash dividends of $456,465 and $969,798 were paid during 1994 and 1993, respectively.
No cash dividends were paid during 1996 or 1995.

SELECTED QUARTERLY FINANCIAL DATA

                                   FIRST       SECOND      THIRD       FOURTH
                                  QUARTER     QUARTER     QUARTER     QUARTER
                                 ----------  ----------  ----------  ----------
1996
  Commission revenues........... $2,763,979  $2,491,021  $2,244,812  $2,041,916
  Net income (loss)*............ $ (132,242) $ (215,121) $ (682,406) $  526,850
  Earnings per share:
    Net income (loss)........... $   (0.02)  $    (0.03) $    (0.11) $     0.08
                                 ==========  ==========  ==========  ==========
1995
  Commission revenues........... $4,554,338  $4,139,820  $3,453,664  $2,164,885
  Net income (loss)**........... $  419,326  $ (335,134) $1,832,789  $ (175,857)
  Earnings per share:
    Net income (loss)........... $     0.07  $    (0.05) $     0.30  $    (0.03)
                                 ==========  ==========  ==========  ==========

--------
* Non-recurring items included in the quarterly net income (loss) figures for 1996 include: (a) expenses related to the proposed merger with USBA of $704,000 ($433,000 after-tax benefit) in the third quarter; and (b) net gain on sale of rights to future asset-based fees of $1,844,000 ($1,189,000 after-tax provision) and the write-off of the remaining unamortized balance of the Marketing Agreement with USBA, net of a settlement with USBA, in the amount of $515,000 ($332,000 after-tax benefit) in the fourth quarter.

** Non-recurring items included in the quarterly net income (loss) figures for 1995 include: (a) other revenues of $1,309,000 ($785,000 after-tax provision) for a third party's right to hire certain personnel in the first quarter; and (b) after-tax net gain on sale of rights to certain future asset-based fees of $1,987,000 in the third quarter and $361,000 in the fourth quarter. See further explanation of these items in "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations--1996 Compared to 1995."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  When used in this Annual Report on Form 10-K, the words "expects," "believes," "estimates," and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below and in Item 1 of this Annual Report on Form 10-K, that could cause actual results to vary materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

 1996 Compared to 1995

  General. Revenues and expenses include the accounts of the Company's subsidiaries, JMC and JMCI.

  The Company reported a net loss for the year ended December 31, 1996 of $503,000 (after providing for income tax benefit of $243,000) compared with net income of $1,741,000 (after providing for income taxes of $1,256,000) in 1995. Included in the 1996 and 1995 results were the following:

  1996:

  . A net gain of $1,844,000 ($1,189,000 or $.19 per share after estimated tax provision) on the sale of the rights to future asset-based fee revenues to a client financial institution. The net gain is a result of a sales price of $2.1 million less costs associated with the loss of Central Fidelity Bank as a client of $256,000. These costs are primarily related to closing of facilities and consolidation of personnel functions due to the resulting loss of business created by the Central Fidelity termination.

  . Expenses net of recoveries related to a Marketing Plan and Marketing Agreement as well as a proposed merger with USBA (all included in 1996) as follows:

    . Payment for a Marketing Plan and Marketing Agreement of $1.25 million, which had been capitalized and was being amortized over a five-year period, written off in its entirety in the fourth quarter of 1996 ($806,000 or $.13 per share after estimated tax benefit);

    . Expenses related to the proposed merger including primarily legal, accounting, investment banking and printing expenses of $884,000 ($570,000 or $0.09 per share after estimated tax benefit); and

    . Recovery on settlement of legal proceedings with USBA for amounts paid on the Marketing Plan as well as expenses incurred on the proposed merger of $500,000 ($322,000 or $.05 per share after estimated tax provision).

  1995:

  . A net gain of $3,914,000 ($2,349,000 or $0.38 per share after estimated tax provision) on the sale of the rights to certain future asset-based fee revenues to a client financial institution. The net gain is a result of a purchase price of $4.05 million less costs associated with the loss of the Company's Florida operations of $136,000.

  . Other revenue in the amount of approximately $1,309,000 ($785,000 or $0.13 per share after estimated tax provision) related to the final portion of that same client financial institution's payment for the right to hire certain employees and certain other services.

  Excluding the above-mentioned items, the Company would have reported an after-tax loss of $639,000 (or $.10 per share after an estimated tax benefit of $318,000) in 1996 as compared to an after-tax loss of $1,393,000 (or $0.22 per share after an estimated tax benefit of $833,000) in 1995.

  Total revenues for 1996 were $11,845,000 compared to revenues of $20,372,000 in 1995, a decrease of $8,527,000 or 42%. As previously stated, revenues for 1996 and 1995 include net gains on the sale of rights to certain asset-based fee revenues of $1,844,000 and $3,914,000, respectively, and 1995 revenues include a payment of $1,309,000 for the right to hire certain employees and certain other services. In addition to these revenue items, the Company earned transition fee revenue of $250,000 and $538,000 in 1996 and 1995, respectively. These transition fees, which were negotiated by the Company, were intended to cover the cost of operations during a transitional period prior to termination of the Company's relationships with certain financial institution clients. For purposes of analyzing revenues from operations, these transition fees have been included as they relate to services performed. As such, all expenses related to the same operational transitions are included in total operating expenses.

  Excluding the one-time payments for the right to hire certain JMC employees in 1995 and the net gain on the sale of the rights to certain asset-based fee revenues in 1996 and 1995, but including transition fees, revenues for 1996 would have been $10,001,000 compared to $15,149,000 in 1995 (a decrease of $5,148,000 or 34%). This reduction in revenues is primarily attributable to the following:

  . Lower gross sales volumes which declined $67 million or 36% due primarily to:

    . The transition of the First Tennessee program as of January 31, 1996 and the termination of the Florida operations during 1995 (see also "Trends and Uncertainties" later in this section) contributed to a $92 million sales volume decline in 1996 vs. 1995. This decrease is offset by an increase of $25 million from existing clients. The Company transitioned the relationship with its Tennessee client from sales to services on February 1, 1996 and thus sales production for this client is not reflected after this date. The Company terminated sales production with its Florida client after August 1995.

  . A slight decrease in the gross revenue rate on products sold in 1996 compared to 1995 due to a shift in the product mix to mutual funds and variable annuities, both of which pay lower commissions than that of fixed annuities. Annuity sales as a percentage of total product sales were 55% in 1996 compared to 65% in 1995. In addition, fixed annuity sales as a percentage of total annuity sales were 41% in 1996 as compared to 65% in 1995.

  . A decrease of approximately $2,161,000 in asset-based fee revenue in 1996 compared to 1995. This decrease is primarily a result of the sale of the rights to certain future asset-based fee revenues for its Florida-based client at the end of August 1995.

  Total expenses for 1996 were $12,592,000 compared to $17,375,000 in 1995. Excluding the previously described one-time charges of $884,000 in merger-related expenses and $750,000 net loss on a marketing agreement, total expenses for 1996 would have been $10,958,000, a decrease of $6,417,000 or 37%, when compared to 1995 expenses. This drop in total expenses is primarily attributable to the following:

  . A $2,472,000 or 39% reduction in fees to financial institutions due to lower sales volume. The percentage decrease to financial institutions is slightly more than the decrease in production due to the fact that the fee rates on those clients with lower production volumes was greater than the fee rates on the remaining clients or clients who had an increase in production;

  . A $284,000 or 34% reduction in salesperson's commissions also due to lower sales volume; and

  . An additional $3,661,000 or 36% reduction in base operating expenses as a result of the following:

    . The reconfiguration and ultimate termination of the Company's Florida operations in August 1995.

    . The reconfiguration of the Company's Tennessee operations in February 1996.

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

  Fixed annuities achieve a higher gross margin rate because the Company receives a higher gross revenue rate on fixed annuities but makes payments to its financial institution clients and sales personnel at a constant rate. Mutual Funds achieve the lowest gross margin rate due to the significantly lower gross revenue rate paid on these products, even though the payout to the Company's financial institution clients is a fixed percentage of the gross revenue rate. During 1996, variable annuity and mutual fund sales comprised 77% of total sales compared to 58% of total sales in 1995, resulting in a decline in the gross margin rate on total product sales in 1996 from 1995.

  As previously stated, the Company transitioned its Tennessee operations from a sales program to a services program for which it generates service fees. Due to the restructuring of the Company's operations, the Company is able to provide such services in a more cost efficient manner. Thus, although service revenue is less than what was generated by sales revenue, management expects pre-tax operating profit from such services will equal or even exceed what was generated by sales production due to significantly reduced costs.

  As of December 31,1996, the balance remaining in the restructuring reserve was approximately $12,000, which is primarily to cover the remaining net obligation on leases of offices closed during restructuring. Management believes this reserve balance is adequate to cover its remaining obligations related to the restructuring.

 1995 Compared to 1994

  General. Revenues and expenses include the accounts of the Company's subsidiaries, JMC and JMCI.

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

  Excluding the above-mentioned items and amortization of goodwill in 1994, the Company would have reported an after-tax loss of $1,393,000 (or $0.22 per share after an estimated tax benefit of $833,000) in 1995 compared to net income of $407,000 (or $0.06 per share after providing for income taxes of $304,000) in 1994.

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

  1994 revenues include the previously mentioned $1,000,000. Excluding the one-time payments for the right to hire certain JMC employees in 1994 and 1995 and the net gain on the sale of the rights to certain asset-based fee revenues in 1995, but including $538,000 for transition fees, revenues for 1995 would have been $15,149,000 compared to $32,357,000 in 1994 (a decrease of $17,208,000 or 53%). This reduction in revenues is primarily attributable to the following:

  . Lower gross sales volumes which declined $297 million or 62% due primarily to:

    . The reconfiguration and ultimate termination of the Company's Florida operations contributed to $241 million or 81% of the sales volume decline. The Company terminated its relationship with its Florida financial institution client in August, 1995.

    . The termination of another client relationship in the fourth quarter of 1994 due to that client being acquired by First Interstate Bank contributed to $18 million or 6% of the total gross sales decline in 1995 compared to 1994.

    . Declining interest rates and increased competition, primarily from Certificates of Deposits during 1995 also contributed to the sales decline.

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

  . A $783,000 or 48% reduction in salesperson's commissions also due to lower sales volume; and

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

  As of December 31, 1995 the balance remaining in the restructuring reserve was approximately $60,000 which is primarily to cover the remaining net obligation on leases of offices closed during restructuring. Management believes this reserve balance is adequate to cover its remaining obligations related to the restructuring.

LIQUIDITY AND CAPITAL RESOURCES

  As of December 31, 1996, the Company had cash and cash equivalents of approximately $4,683,000, a decrease of $1,150,000 from $5,833,000 in cash and cash equivalents at December 31, 1995.

  Significant sources and uses of such amounts during 1996 included:

  . The Company generated approximately $1,800,000 related to the net gain on sale of rights to future asset fees. This amount was generated by a sales price of $2.1 million less $300,000 of such sale which was received in the first quarter of 1997. The approximately $250,000 in accrued costs associated with this transaction will impact cash flow primarily in 1997.

  . The Company paid $1,250,000 to USBA Holdings, Ltd. for a Consulting Agreement established in connection with a five-year business plan and $884,000 in costs associated with a proposed merger with the same company. Upon termination of the Merger Agreement, the Company filed suit against USBA Holdings for which it received a cash settlement in the amount of $500,000, which payment constituted a partial refund of amounts paid by the Company under the Marketing Agreement and Consulting Agreement and a portion of the Company's expenses incurred in connection with the proposed JMCG/USBA merger during the fourth quarter of 1996.

  . Excluding the above-mentioned items, the Company's operations generated a pre-tax loss of $957,000 for the year.

    Note: While the Company did not realize the positive cash flow from tax benefits during 1996, it does intend to file for a refund on prior-year taxes paid. The Company plans to file for such refund immediately upon completion of its 1996 tax return and anticipates in excess of $300,000 to be generated during 1997.

  The Company's cash needs are affected by its ongoing expenses. These expenses include fees to financial institutions and sales commissions, which fluctuate with sales production volumes ("production-based expenses") and other operating expenses, such as employee salaries and rent, which bear no precise correlation to sales volume ("base operating expenses"). The Company has made a diligent effort and has been successful in reducing and controlling the level of base operating expenses since its restructuring plan was implemented in 1994. Base monthly operating expenses decreased from approximately $650,000 in January of 1996 to $515,000 in December of 1996.

  The Company is actively pursuing new client financial institutions. Management believes that, as new client financial institutions are acquired, the Company will benefit from spreading its base operating expenses over a larger revenue base. However, the exact amount and nature of this benefit cannot be ascertained with any certainty and will depend, in large part, upon the nature of the services provided to new client financial institutions and sales volume generated. Depending upon the nature of these services and sales volume produced, the Company may need to increase base operating expenses from their current levels. In any event, under the new consolidated structure, the Company believes it has the ability to add new clients with significantly reduced start-up costs compared to historical amounts. In addition, the Company will service these new relationships on a more centralized basis to take full advantage of operating efficiencies. Management does not anticipate opening a new distribution center for each new client financial institution in the future.

  The Company sells financial products, primarily annuities and mutual funds. Under its arrangements with the provider companies, the Company earns commissions on each sale and is entitled to ongoing asset-based fees and 12b-1 fees on the average accumulated value of assets. Under arrangements with most of its client financial institutions, the Company is also required to pay an asset-based fee which, although varying by product, amounts to approximately 50-55% of the fee earned from its provider companies for as long as the marketing relationship with the financial institution continues. The provisions for payment of asset-based fees to client financial institutions after the termination of the marketing relationship varies from institution to institution and depends upon the manner in which the relationship is terminated. At December 31,1996, the accumulated value of assets on which the Company will receive asset-based fee revenue was approximately $580 million (including mutual funds paying 12b-1 fees). Asset-based fee revenue and asset-based fee expense to financial institutions amounted to approximately $2,705,000 and $1,558,000, respectively, in 1996. The reduction in these amounts as compared to 1995 is primarily the result of the sale of the rights to asset-based fees generated by the Florida operation. Due to the sale of rights to future asset-based fees to Central Fidelity at the end of 1996, future asset fee revenues and asset fees expensed to financial institutions will be lower in 1997. During 1996, the Central Fidelity assets, for which the right to future asset-based fees was sold to the bank on December 31, 1996, generated $849,000 in asset fee revenues but also required $631,000 in fees to the bank for a net to JMC of $218,000.

  Future fees, both those due from the provider company and those due to financial institution clients, are not reflected as an asset or a liability in the Consolidated Balance Sheets. However, management does believe a value exists related to the present value of the projected future net asset fees to be retained by the Company. Such projected future net asset fees are a function of the projected accumulated value of assets in-force multiplied by the net asset fee rate (gross asset fee rate less amount committed to the financial institution). The current value to the Company would then be the discounted present value of such projected future asset fees less the present value of an estimated cost to service the customers making up such in-force assets. Management's belief that a present value for such future asset-based fees exists and the estimates used to calculate the range of such value are supported by the sale of the right to these types of future fees in 1996 and prior years. The projected value of the future asset-based fees on the remaining block of business at December 31, 1996 is based on assumptions as to growth, persistency and risk adjusted discount rates. The assumptions as to persistency and growth of the business are based on historical data maintained by the Company since its inception. The discount rate used of between 8% and 10% is based on a risk-free rate of return plus a nominal additional factor for risk (taking into account that risk factors are materially covered by the estimated persistency and growth rates). Management believes the value of these net future revenues is appropriately estimated at $6 million to $8 million, pre-tax, based on the Company's valuation calculations. Such estimated value is based on realization of the estimates on the variables used in the calculation (which are consistent with estimates used in prior sales of future rights) and the actual realization, if any, could be higher or lower than this range.

  While the Company's revenue base declined during 1996 and will decline even further in 1997 due to the termination of the Central Fidelity program, base operating expenses have declined as well. Thus, with the approximate $4.7 million of cash at year-end coupled with the anticipated cash flow in 1997 resulting from the final installment on the Central Fidelity purchase ($300,000 in February 1997) and a tax refund (approximately $300,000 projected for the third quarter of 1997), management expects the Company will meet its operating and capital expenditure needs over the next twelve months, exclusive of adding new business which would most likely generate positive cash flow for the Company.

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

  Declining Revenues. The Company experienced a continued decline in revenues in 1996 as compared to 1995. The primary reason for this decline was the termination of the Company's Florida program in August 1995 and the transition of the First Tennessee Bank fully managed program to an Integrated Support Services ("ISS") program effective February 1, 1996. The ISS program generates less gross revenue but produces a comparable pre-tax contribution as the Company's fully managed program due to the significantly reduced costs.

  Based on a continuing trend of the larger financial institutions internalizing their alternative investment product distribution and not utilizing services of third-party marketing firms like the Company and the exposure to low production volumes at the smaller financial institutions, the Company has taken a strategic approach which includes the following:

  . Target the small to medium sized financial institutions with the Company's dual employee program. This offers the bank all of the benefits of the fully managed program but requires the bank to employ the sales force and pay salaries and benefits of such sales force.

  . Offer services which are logically outsourced by financial institutions to assist their alternative product distribution programs. Utilizing the Company's reduced cost structure, these services can be offered to financial institutions with competitive pricing while still allowing the Company to realize adequate profit margins.

  . Offer tracking, processing and servicing capabilities to other institutions outside the bank marketplace.

  . Offer products to the larger financial institutions in a "wholesaling" capacity while still providing business processing and customer servicing for the provider company and the financial institution.

  In general, these new type of services offered by the Company generate less gross revenue than the traditional fully managed program. However, with a significantly reduced cost commitment, management believes the Company can generate comparable pre-tax contributions and not be subject to the same production break-even risk as was the case in the past.

ITEM 8. FINANCIAL STATEMENTS

                        JMC GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                    CONTENTS

                                                                            PAGE
                                                                            ----
INDEPENDENT AUDITORS' REPORT...............................................  21
CONSOLIDATED BALANCE SHEETS................................................  22
CONSOLIDATED STATEMENTS OF OPERATIONS......................................  23
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY.................  24
CONSOLIDATED STATEMENTS OF CASH FLOWS......................................  25
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................  26

                         INDEPENDENT AUDITORS' REPORT

  We have audited the accompanying consolidated balance sheets of JMC Group, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of JMC Group, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
February 21, 1997

                        JMC GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                         DECEMBER 31, DECEMBER 31,
                                                             1996         1995
                                                         ------------ ------------
                        ASSETS
                        ------
CURRENT ASSETS
  Cash and cash equivalents............................   $4,682,883   $5,832,598
  Cash segregated under securities regulations.........    1,247,231      894,269
  Receivables from insurance companies.................      674,409      826,971
  Receivable from financial institution................      325,000      109,450
  Income taxes receivable..............................      424,746       65,334
  Deferred tax asset...................................      194,361      159,354
  Other assets.........................................      243,256      281,947
                                                          ----------   ----------
    TOTAL CURRENT ASSETS...............................    7,791,886    8,169,923
Furniture, equipment and leasehold improvements--net of
 accumulated depreciation and amortization of
 $1,466,390 in 1996 and $1,498,291 in 1995.............      212,844      362,261
Asset-based fees purchased--net of accumulated
 amortization of $635,836 in 1996 and $417,485 in 1995.      761,293      979,644
                                                          ----------   ----------
    TOTAL ASSETS.......................................   $8,766,023   $9,511,828
                                                          ==========   ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES
  Accrued fees to financial institutions...............   $  321,609   $  367,287
  Customer funds segregated under securities
   regulations.........................................    1,247,231      894,269
  Accrued expenses and other liabilities...............      491,556      894,180
  Allowance for contract cancellations.................       53,813      142,503
  Accrued payroll and related expenses.................      133,911      212,767
                                                          ----------   ----------
    TOTAL CURRENT LIABILITIES..........................    2,248,120    2,511,006
STOCKHOLDERS' EQUITY
  Preferred stock, no par value; authorized 5,000,000
   shares..............................................          --           --
  Common stock, $.01 par value; authorized 20,000,000
   shares; issued and outstanding 6,218,898 shares in
   1996 and 6,198,898 in 1995..........................       62,189       61,989
  Additional paid-in-capital...........................      644,651      624,851
  Retained earnings....................................    5,811,063    6,313,982
                                                          ----------   ----------
    TOTAL STOCKHOLDERS' EQUITY.........................    6,517,903    7,000,822
                                                          ----------   ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........   $8,766,023   $9,511,828
                                                          ==========   ==========

         The accompanying notes are an integral part of these financial statements.

                        JMC GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               YEARS ENDED DECEMBER 31,
                                          ------------------------------------
                                             1996         1995        1994
                                          -----------  ----------- -----------
REVENUES
  Commissions............................ $ 9,541,728  $14,312,707 $32,147,555
  Net gain on sale of rights to certain
   future asset-based fee revenues.......   1,844,393    3,914,350         --
  Interest...............................     204,505      244,401     199,530
  Other..................................     254,810    1,900,402   1,010,157
                                          -----------  ----------- -----------
    TOTAL REVENUES.......................  11,845,436   20,371,860  33,357,242
                                          -----------  ----------- -----------
EXPENSES
  Employee compensation and benefits.....   4,852,670    7,428,369  13,095,319
  Fees to financial institutions.........   3,928,024    6,400,349  13,144,841
  Professional fees......................   1,089,861      770,121   1,514,468
  Rent...................................     376,917      510,691     638,744
  Telephone..............................     142,273      231,714     474,148
  Depreciation and amortization..........     227,040      394,188   1,054,770
  Other general and administrative
   expenses..............................   1,224,926    1,639,136   2,239,510
  Goodwill write-off.....................         --           --    2,516,683
  Restructuring charges..................         --           --      557,002
  Marketing plan payment--net of
   recovery..............................     750,000          --          --
                                          -----------  ----------- -----------
    TOTAL EXPENSES.......................  12,591,711   17,374,568  35,235,485
                                          -----------  ----------- -----------
INCOME (LOSS) BEFORE INCOME TAXES........    (746,275)   2,997,292  (1,878,243)
INCOME TAX PROVISION (BENEFIT)...........    (243,356)   1,256,168     491,912
                                          -----------  ----------- -----------
      NET INCOME (LOSS).................. $  (502,919) $ 1,741,124 $(2,370,155)
                                          ===========  =========== ===========
EARNINGS (LOSS) PER SHARE................ $     (0.08) $      0.28 $     (0.36)
                                          ===========  =========== ===========


   The accompanying notes are an integral part of these financial statements.

                       JMC GROUP, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                             COMMON STOCK
                          -------------------  ADDITIONAL
                          OUTSTANDING           PAID-IN     RETAINED
                            SHARES    AMOUNT    CAPITAL     EARNINGS       TOTAL
                          ----------- -------  ----------  -----------  -----------
Balances--January 1,
 1994...................   6,484,898  $64,849  $1,093,488  $ 7,399,478  $ 8,557,815
Dividends paid ($0.07
 per share).............         --       --          --      (456,465)    (456,465)
Stock options exercised.      40,000      400      56,960          --        57,360
Reduction of income
 taxes payable due to
 stock option
 transactions...........         --       --      114,453          --       114,453
Repurchase and
 retirement of common
 stock..................    (326,000)  (3,260)   (640,050)         --      (643,310)
Net loss for the year
 ended December 31,
 1994...................         --       --          --    (2,370,155)  (2,370,155)
                           ---------  -------  ----------  -----------  -----------
Balances--December 31,
 1994...................   6,198,898   61,989     624,851    4,572,858    5,259,698
Net income for the year
 ended
 December 31, 1995......         --       --          --     1,741,124    1,741,124
                           ---------  -------  ----------  -----------  -----------
Balances--December 31,
 1995...................   6,198,898   61,989     624,851    6,313,982    7,000,822
Stock options exercised.      20,000      200      19,800          --        20,000
Net loss for the year
 ended December 31,
 1996...................         --       --          --      (502,919)    (502,919)
                           ---------  -------  ----------  -----------  -----------
Balances--December 31,
 1996...................   6,218,898  $62,189  $  644,651  $ 5,811,063  $ 6,517,903
                           =========  =======  ==========  ===========  ===========

  The Company's certificate of incorporation also authorizes 5,000,000 shares of no par value preferred stock, none of which has been issued.


  The accompanying notes are an integral part of these financial statements.

                        JMC GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                            1996         1995         1994
                                         -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)...................... $  (502,919) $ 1,741,124  $(2,370,155)
 Adjustments to reconcile net income
  (loss) to net cash provided (used) by
  operating activities:
  Net gain on sale of rights to certain
   future asset-based fee revenues......  (1,844,393)  (3,914,350)         --
  Realized loss on short-term
   investments..........................         --           --        72,763
  Loss on sale of furniture and
   equipment............................       5,036       28,170          --
  Depreciation and amortization.........     227,040      394,188    1,054,770
  Marketing plan payment--net of
   recovery.............................     750,000          --           --
  Goodwill write-off....................         --           --     2,516,683
  Amortization of asset-based fees
   purchased............................     218,351      156,195      170,447
  Deferred tax provision (benefit)......     (35,007)     265,230      496,535
 Changes in assets and liabilities:
  Cash segregated under securities
   regulations..........................    (352,962)    (846,523)     (47,746)
  Short-term investments................         --       536,000     (536,000)
  Receivables from insurance companies..     152,562      598,495      587,565
  Receivable from financial institution.      84,450     (109,450)         --
  Income taxes receivable...............    (359,412)     103,658      837,228
  Other assets..........................      26,887       26,299      (64,877)
  Accrued fees to financial
   institutions.........................     (45,678)    (611,255)    (630,101)
  Customer funds segregated under
   securities regulations...............     352,962      846,523       47,746
  Accrued expenses and other
   liabilities..........................    (402,624)     (44,361)    (434,451)
  Accrued restructuring expenses........         --      (201,865)     472,804
  Allowance for contract cancellations..     (88,690)    (248,036)    (344,968)
  Accrued payroll and related expenses..     (78,856)    (318,792)    (109,970)
  Reserve for discontinued operations...         --           --      (492,836)
                                         -----------  -----------  -----------
   NET CASH PROVIDED (USED) BY OPERATING
    ACTIVITIES..........................  (1,893,253)  (1,598,750)   1,225,437
                                         -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from net sale of rights to
  certain future asset-based fee
  revenues..............................   1,544,393    3,914,350          --
 Payment for the consulting and
  marketing agreement...................  (1,250,000)         --           --
 Recovery of payment and expenses for
  consulting and marketing agreement....     500,000          --           --
 Purchase of furniture, equipment and
  leasehold improvements................     (89,464)    (109,677)    (158,013)
 Proceeds from sale of furniture and
  equipment.............................      18,609       15,787          --
 Purchase of short-term investments.....         --           --    (2,389,463)
 Redemption of short-term investments...         --           --     6,519,737
                                         -----------  -----------  -----------
   NET CASH PROVIDED BY INVESTING
    ACTIVITIES..........................     723,538    3,820,460    3,972,261
                                         -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchase of common stock.............         --           --    (2,606,641)
 Proceeds from stock options exercised..      20,000          --        57,360
 Dividends paid.........................         --           --      (456,465)
                                         -----------  -----------  -----------
   NET CASH PROVIDED (USED) BY FINANCING
    ACTIVITIES..........................      20,000          --    (3,005,746)
   NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS....................  (1,149,715)   2,221,710    2,191,952
   CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR...................   5,832,598    3,610,888    1,418,936
                                         -----------  -----------  -----------
   CASH AND CASH EQUIVALENTS AT END OF
    YEAR................................ $ 4,682,883  $ 5,832,598  $ 3,610,888
                                         ===========  ===========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
 Cash paid for:
  Interest.............................. $       765  $     1,395  $     6,365
  Income taxes.......................... $   273,468  $   979,550  $   248,837
SUPPLEMENTAL DISCLOSURES OF NON-CASH
 OPERATING ACTIVITIES
 Depreciation charged against accrued
  restructuring expenses................ $       --   $    32,441  $       --

   The accompanying notes are an integral part of these financial statements.

                       JMC GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND ACQUISITION

  The consolidated financial statements include the accounts of JMC Group, Inc. ("JMCG" or the "Company"), its wholly owned subsidiaries, JMC Investment Services, Inc. ("JMCI") (formerly Priority Investment Services, Inc. which was formerly Spear Rees & Co.) and James Mitchell & Co. and its subsidiaries ("JMC"). The Company is engaged in the business of selling and providing support services for the sales of annuities, insurance products, and mutual funds to the customers of banks, savings and loan associations and thrifts. Effective January 25, 1994, Spear Rees & Co. changed its name to Priority Investment Services, Inc. Effective July 23, 1996, Priority Investment Services, Inc. changed its name to JMCI. JMCI is registered with the Securities and Exchange Commission and the National Association of Securities Dealers (NASD) as a broker-dealer.

  In 1988, JMCG acquired all of the outstanding stock of JMC in a business combination accounted for by the purchase method of accounting. The total cost of the acquisition exceeded the fair value of the net assets acquired and the excess was allocated to the cost of goodwill which was originally being amortized over ten years. This amortization period was derived from the terms of the contracts that JMC had with its remaining financial institution clients at the time of the acquisition. During the third quarter of 1994, the Company was notified of the termination of its contract with the last significant client remaining from those existing at the time of the 1988 acquisition. Accordingly, the Company accelerated its amortization and wrote-off $2,516,683 representing the remaining unamortized book value of goodwill during 1994.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

 Cash and Cash Equivalents

  The Company considers cash on hand, cash in banks, and all highly liquid investments purchased with a maturity of three months or less to be cash and cash equivalents.

 Cash Segregated Under Securities Regulations

  JMC Financial Corporation, James Mitchell & Co.'s broker-dealer subsidiary ("JMC Financial"), began self-clearing mutual fund transactions for itself and JMCI at the end of 1994. As such, JMC Financial carries customer funds for transactions which have been initiated but not settled as of the balance sheet date. Cash of $1,247,231 has been segregated in a special bank account for the benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission.

 Long-Lived Assets

  Statement of Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was adopted by the Company in 1996. The standard requires that impairment losses be recognized when the carrying value of an asset exceeds its fair value.

  The Company periodically reviews the value of its long-lived assets to determine if an impairment has occurred. The Company measures the potential impairment of the recorded amount by the undiscounted value of expected future operating cash flows in relation to its net capital investment in the subsidiaries. Based on its review, the Company does not believe that an impairment of its long lived assets has occurred.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

                       JMC GROUP, INC. AND SUBSIDIARIES
disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition

  The Company recognizes and records commission revenue when a sale has been consummated. Annuity and insurance sales are deemed to be consummated when proof of premium payment, the completed application and supporting documentation have been received in the Company's distribution/service center. Mutual fund sales are recorded on the trade date of such sale. Front commission revenues for 1996, 1995, and 1994 were $6,470,807, $9,447,074, and
$26,628,216, respectively. Annuity and insurance sales commission revenue is reported net of chargebacks. The Company recognizes and records asset-based fee revenues as they become due from the provider companies, based upon the average accumulated value of assets in force. Asset-based fee revenues for 1996, 1995 and 1994 were $2,705,055, $4,865,633, and $5,519,339, respectively.
Beginning in 1996, the Company began providing support services related to the sale of annuities and mutual funds with its Tennessee client. Revenue is recognized when services have been performed. Service related fees for 1996 were $365,866 and are included in commission revenue for the year.

 Fees to Financial Intermediaries

  Fees to financial intermediaries consist of front commission fees and asset-based fees. The Company records front commission fees when a sale has been consummated as described in Revenue Recognition. Front commission fees to financial institutions for 1996, 1995 and 1994 were $2,369,951, $3,332,006 and $9,379,359, respectively. The Company recognizes and records asset-based fees monthly as they become due to the financial intermediaries, based upon the average accumulated assets in force during the month. Asset-based fees to financial institutions for 1996, 1995 and 1994 were $1,558,074, $3,068,343 and $3,765,482, respectively.

 Allowance for Contract Cancellations

  The Company reflects a liability on its balance sheet identified as "Allowance for Contract Cancellations". This allowance is a recognition that certain commissions earned by the Company on the sale of annuities and insurance products must be returned to the provider companies if policies are surrendered within the first year after purchase. A formula is used to calculate the returned commission exposure. This formula was developed based on the Company's policy surrender patterns, actual commissions received by month, "known" unprocessed surrenders, and the availability of recoveries of client fees and sales personnel commissions. The chargeback expense associated with this liability is reflected as a reduction in commission revenue as previously stated in "Revenue Recognition."

 Net Gain on Sale of Rights to Certain Future Asset-Based Fee Revenue

  During the fourth quarter of 1996, the Company signed an agreement to terminate its contract with its Virginia-based financial institution client. As part of the termination agreement, the financial institution exercised its right to purchase future asset-based fee revenues from the Company. The Company recorded a net gain of $1,844,393 from the sale.

  During the third quarter of 1995, the Company signed an agreement to terminate its Florida operations. As part of the termination agreement, the Florida-based financial institution exercised its right to purchase certain future asset-based fee revenues from the Company. The Company recorded a net gain of $3,914,350 from the sale.

                       JMC GROUP, INC. AND SUBSIDIARIES

 Other Income

  For 1995 and 1994, other income includes revenue received from the Company's Florida-based financial institution client, for the right to hire certain JMC employees of $1,308,500 and $1,000,000, respectively. In addition, 1995 other income includes fees of $538,200 paid to the Company by the same financial institution to transition the sales operation to the financial institution. In 1996, other income includes fees of $250,000 paid to the Company by the Company's Virginia-based financial institution client to transition the sales operations to the financial institution. Costs incurred by the Company to facilitate such transactions are included in expenses for each respective year.

 Furniture, Equipment and Leasehold Improvements

  Furniture and equipment are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the property which range from three to five years. Leasehold improvements, also recorded at cost, are amortized over the lesser of the estimated life of the improvement or the term of the lease.

 Asset-Based Fees Purchased

  The asset is being amortized over 13 years from the acquisition date which represents the estimated life of the asset-based fees purchased. The unamortized balance of this capital asset as of December 31, 1996 was $761,293.

 Restructuring

  Restructuring expenses represent costs specifically associated with the Company's restructuring, which was approved in the third quarter of 1994, including employee severance, asset write-downs and lease write-offs for closed offices.

 USBA Marketing Agreement and Proposed Merger

  The Company entered into an agreement with USBA Holdings, Ltd. ("USBA") in January 1996. In connection with this transaction, the Company paid USBA $1.25 million to assist in the preparation and implementation of a five-year marketing plan. The Company had the right to recover $1 million under certain circumstances. In addition, USBA was given warrants to purchase up to 1 million shares of the Company's common stock at $2.50 per share which may have been adjusted to approximately $1.44 per shares under certain circumstances. The warrants, which were exercisable after January 29, 1997, had an estimated value of $315,000. Both the payment and the value of the warrants were capitalized and were being amortized over an expected benefit period of five years.

  In the second quarter of 1996, the Company and USBA entered into an Agreement and Plan of Merger and began the process of consummating such merger. All costs associated with such merger were capitalized, beginning in the second quarter of 1996, as these costs were expected to be included in the purchase price upon consummation of the transaction. During the third quarter of 1996, the Company terminated the Agreement and Plan of Merger, at which time all costs previously capitalized in the second quarter and all costs incurred during the third quarter related to the merger were expensed. These merger related expenses, which amounted to $884,000, are included in the 1996 Statements of Operations, primarily within professional fees and other general and administrative expenses.

  The Company filed an action against USBA to recover costs incurred related to the terminated Agreement and Plan of Merger and to recover fees paid for the Marketing Agreement and for return of the warrants. During

                       JMC GROUP, INC. AND SUBSIDIARIES
the fourth quarter of 1996, the Company reached an agreement with USBA and received a cash payment of $500,000, constituting a partial refund of amounts paid by the Company under the Marketing Agreement and Consulting Agreement and payment of a portion of the Company's expenses incurred in connection with the Agreement and Plan of Merger, and the warrants were returned. The Company, during this period, wrote off the remaining unamortized balance of the payment of $1.25 million, reversed the capitalization of the value of the returned warrants and the amortization expense thereon for the first three quarters of 1996 and recorded the recovery of $500,000. The write-off of the payment and the value of warrants was not made until the fourth quarter as the Marketing Plan and Marketing Agreement were in effect and the Company was working with several financial institutions referred through the Marketing Agreement up through the termination and settlement made in the fourth quarter.

  The entire $1.25 million payment and recovery of $500,000 are included in the line "Marketing plan payment--net of recovery" and thus, amortization of the plan payment included in depreciation and amortization for the first three quarters of 1996 has been reclassified to this line for more appropriate presentation of material operating transactions.

NOTE 3. COMMITMENTS AND CONTINGENCIES

 Operating Leases

  The Company leases an office facility and equipment under the terms of operating leases which expire through 1998. At December 31, 1996 the aggregate minimum annual noncancelable lease commitments are as follows:

                                                                        MINIMUM
                                                                       AGGREGATE
      YEAR ENDING DECEMBER 31,                                          RENTALS
      ------------------------                                         ---------
         1997........................................................  $352,783
         1998........................................................   180,307
                                                                       --------
                                                                       $533,090
                                                                       ========

  The above schedule of minimum aggregate rentals represents lease payments on all of the Company's offices as if rents were paid on all offices through their respective lease terms less amounts to be received by the Company for offices which have been subleased.

  As of January 1, 1997 the Company had two offices which were being subleased. The net obligation on such offices, included in the above minimum aggregate rentals, is included in accrued expenses and other liabilities as of December 31, 1996.

LEGAL MATTERS

 Florida Legal Proceedings

  During March 1993, the Florida Department of Insurance (the "Department") commenced an administrative proceeding against the Company's wholly owned subsidiary, JMC. A Final Order was issued in July 1995, however, the enforcement of the majority of the Final Order was stayed pending the outcome of JMC's appeal. The District Court of Appeal, for all material matters, affirmed the Final Order in August 1996, and in October 1996, the District Court of Appeal denied JMC's Motion for Rehearing. In March 1997, the Florida Supreme Court denied JMC's petition for review.

  The Company has incurred most of the anticipated costs of the appeal and management believes that amounts accrued as of December 31, 1996 will be sufficient to cover any additional costs. Effective October 1995, JMC concluded its relationship with its Florida financial institution client, Barnett Banks, Inc., and is not presently doing business in the State of Florida. As described in Note 8, Barnett Bank accounted for revenues of $10,239,630 and $20,176,680 during 1995 and 1994, respectively.

                       JMC GROUP, INC. AND SUBSIDIARIES

 Other Matters

  The Company's broker-dealer subsidiary, JMCI, has been named as a defendant in lawsuits arising out of the sale of real estate limited partnerships prior to 1992 to customers of its predecessor. In addition, the Company and its subsidiaries are involved in various legal and regulatory proceedings from time to time in the ordinary course of business. Management does not believe that any such proceedings will have a material adverse effect on the Company's financial condition or results of operation, and of March 10, 1997, no such proceedings were pending.

NOTE 4. FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

                                                       1996         1995
                                                    -----------  -----------
   Furniture, equipment and leasehold improvements
    consist of:
   Furniture and fixtures.......................... $   621,247  $   858,151
   Computer equipment..............................   1,007,262      959,440
   Leasehold improvements..........................      50,725       42,961
                                                    -----------  -----------
                                                      1,679,234    1,860,552
   Less:
     Accumulated depreciation and amortization.....  (1,466,390)  (1,498,291)
                                                    -----------  -----------
   Net furniture, equipment and leasehold
   improvements.................................... $   212,844  $   362,261
                                                    ===========  ===========

NOTE 5. STOCKHOLDERS' EQUITY

 Common Stock

  In 1994, the Board of Directors authorized the purchase of up to 500,000 shares of the Company's common stock. During 1994, the Company repurchased 326,000 shares of common stock at a total cost of $643,310. In January of 1997, the Company repurchased 194,547 shares of common stock from a former officer and director at a price of $1.00 per share.

 Stock Compensation Plans

  At December 31, 1996, the Company has three stock-based compensation plans which are described below. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair market value at the grant date for awards in 1996 and 1995, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                             1996        1995
                                                           ---------  ----------
      Net income (loss)
        As reported....................................... $(502,919) $1,741,124
        Pro forma......................................... $(510,093) $1,692,197
      Earnings (loss) per share
        As reported....................................... $   (0.08) $     0.28
        Pro forma......................................... $   (0.08) $     0.27

  The assumption regarding the stock options issued in 1995 and 1996 was that 100% of such options vested in the respective year rather than the actual vesting schedules which range from one year to three years.

  The impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1996 and 1995 pro forma adjustments are not indicative of future period pro

                       JMC GROUP, INC. AND SUBSIDIARIES
forma adjustments, when the calculation will apply to all applicable stock. The estimated fair value of options granted is subject to the assumptions illustrated below and if the assumptions changed, the estimated fair value amounts could be significantly different.

  The fair value of options granted during 1996 and 1995 was estimated at $11,000 and $82,000, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions by respective year:

                                                               1996      1995
                                                             --------- ---------
      Dividend yield rate...................................        0%        0%
      Volatility rate.......................................      122%       70%
      Risk free interest rate...............................     6.04%     5.25%
      Expected lives........................................ 3 years   3 years

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

  A summary of changes in outstanding common stock options during 1996, 1995, and 1994 follows:

                                                         NUMBER
                                                           OF     OPTION PRICE
                                                         SHARES     PER SHARE
                                                        --------  -------------
   Stock options outstanding at December 31, 1993.....   254,000  $1.380-11.000
   1994
   Granted............................................   243,000  $4.000- 4.400
   Canceled or exercised..............................   (91,000) $1.380- 9.000
   1995
   Granted............................................   218,000  $0.625- 3.625
   Canceled or exercised..............................  (112,000) $1.690-11.000
   1996
   Granted............................................    25,000  $0.969- 3.750
   Canceled or exercised..............................  (107,000) $0.750- 4.000
                                                        --------  -------------
   Outstanding at December 31, 1996...................   430,000  $0.625-11.000
                                                        ========  =============

                       JMC GROUP, INC. AND SUBSIDIARIES

  Of the 25,000, 218,000 and 243,000 options granted in 1996, 1995 and 1994 respectively, options granted under the Executive Plan amounted to 12,000 for 1996, 152,000 for 1995 and 170,000 for 1994. Options granted under the Employee Plan amounted to 13,000 in 1996, 66,000 in 1995 and 73,000 in 1994.
The 430,000 options outstanding at December 31, 1996 became or will become exercisable as follows: 328,001 shares in 1996 and prior; 66,000 in 1997; 28,666 in 1998; and 7,333 in 1999. As of December 31, 1996, options to purchase 546,834 shares had been exercised under the 1983 Plan and options for 93,000 shares were outstanding. As of December 31, 1996, 482,000 shares were available for future grants under the Executive Plan and 661,000 shares were available for future grants under the Employee Plan. As of December 31, 1996, a total of 1,593,000 shares were reserved for issuance under the Plans.

NOTE 6. EARNINGS PER SHARE

  Earnings per share for 1996 and 1994 were computed based upon the weighted average number of shares of common stock during such periods. Earnings per share for 1995 was computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares outstanding for 1995 was adjusted to reflect the dilutive effect of the assumed exercise of stock options using the treasury stock method.

  For earnings per share purposes, the weighted average number of shares of common stock and common stock equivalents outstanding for the periods presented is as follows: 6,218,898 in 1996; 6,201,318 in 1995; and 6,494,388 in 1994.

  In February of 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share
(EPS). This statement requires the presentation of earnings per share to reflect both "Basic EPS" as well as "Diluted EPS" on the face of the income statement. In general, Basic EPS excludes dilution created by stock equivalents and is a function of the weighted average number of common shares outstanding for the period. Diluted EPS does reflect the potential dilution created by stock equivalents if such equivalents are converted into common stock and is calculated in the same manner as fully Diluted EPS illustrated in Accounting Principals Board Opinion No. 15 "Earnings Per Share" ("APB
No. 15").

  The Company will be required to adopt the new method of reporting EPS for the year ending December 31, 1997. The Company's EPS as reflected in this document includes Basic EPS for 1996 and 1994 and Diluted EPS for 1995 due to the rules of APB No. 15 and the use of stock equivalents only when they are dilutive.

  Based on the Company's capital structure, the anticipated results of implementing SFAS No. 128 would reflect EPS materially in the same manner as currently reported.

                        JMC GROUP, INC. AND SUBSIDIARIES

NOTE 7. INCOME TAXES

  The provision (benefit) for income taxes is allocated as follows:

                                                 1996        1995      1994
                                               ---------  ---------- ---------
   (Benefit) Provision........................ $(243,356) $1,256,168 $ 606,365
   Additional tax deduction due to stock
   option transactions........................       --          --   (114,453)
                                               ---------  ---------- ---------
     Total.................................... $(243,356) $1,256,168 $ 491,912
                                               =========  ========== =========
                                                 1996        1995      1994
                                               ---------  ---------- ---------
   Current:
    Federal................................... $(166,680) $  792,750 $  86,843
    State.....................................   (41,669)    198,188    22,987
                                               ---------  ---------- ---------
                                                (208,349)    990,938   109,830
   Deferred...................................   (35,007)    265,230   496,535
   Additional tax deduction due to stock
   option transactions........................       --          --   (114,453)
                                               ---------  ---------- ---------
     Total.................................... $(243,356) $1,256,168 $ 491,912
                                               =========  ========== =========

  The provisions for income taxes for continuing operations differs from the amount computed using the statutory federal tax rate of 34% as a result of the following:

                                                1996        1995       1994
                                              ---------  ---------- ----------
   Expected tax (benefit) using statutory
   rate...................................... $(253,734) $1,019,079 $ (638,603)
   Effects of:
     State income taxes, net of Federal tax
     benefit.................................     9,642     178,039   (109,051)
     Nondeductible amortization..............       --          --   1,212,585
     Other...................................       736      59,050     26,981
                                              ---------  ---------- ----------
     Total................................... $(243,356) $1,256,168 $  491,912
                                              =========  ========== ==========


  At December 31, 1996 and 1995, the components of the deferred income tax asset are as follows:

                                                                1996     1995
                                                              -------- --------
   Allowance for contract cancellations...................... $ 21,493 $ 56,916
   Accrued restructuring expenses............................    4,617   24,111
   Accrued payroll and related expenses......................  102,016   69,161
   Other.....................................................    6,084  (22,760)
   Franchise taxes...........................................   60,151   31,926
                                                              -------- --------
     Deferred taxes.......................................... $194,361 $159,354
                                                              ======== ========

                       JMC GROUP, INC. AND SUBSIDIARIES

NOTE 8. MAJOR CUSTOMERS

  During the years ended December 31, 1996, 1995 and 1994, the following client financial institutions individually accounted for 10% or more of the Company's total revenues:

   1996
   Central Fidelity National Bank (Virginia)....................... $ 7,373,399
   Independence Savings Bank (New York)............................ $ 1,716,939
   First Tennessee Bank (Tennessee)................................ $ 1,346,557
   1995
   Barnett Banks, Inc. (Florida)................................... $10,239,630
   Central Fidelity National Bank (Virginia)....................... $ 4,331,633
   First Tennessee Bank (Tennessee)................................ $ 3,149,677
   1994
   Barnett Banks, Inc. (Florida)................................... $20,176,680
   Central Fidelity National Bank (Virginia)....................... $ 6,210,464

  As described in Note 3, the Company's relationship with Barnett Banks, Inc. was terminated effective October 31, 1995.

  Effective February 1, 1996, the Company's level of service provided to First Tennessee Bank was reduced from a fully managed alternative investments program to an administrative support program.

  As described in Note 2, effective December 31, 1996, the Company's relationship with Central Fidelity National Bank was terminated.

NOTE 9. SHAREHOLDER RIGHTS PLAN

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Incorporated by reference from information contained in the Proxy Statement for the 1997 Annual Meeting of Stockholders under the headings "DIRECTORS AND EXECUTIVE OFFICERS" and "SECURITY OWNERSHIP--Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated by reference from the information contained in the Proxy Statement for the 1997 Annual Meeting of Stockholders under the headings "EXECUTIVE COMPENSATION" and "BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated by reference from the information contained in the Proxy Statement for the 1997 Annual Meeting of Stockholders under the heading "SECURITY OWNERSHIP."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) The following documents are filed herewith:

    Independent Auditors' Report

    Consolidated Balance Sheets as of December 31, 1996 and 1995

    Consolidated Statements of Operations For the Years Ended December 31,
     1996, 1995 and 1994

    Consolidated Statements of Changes in Stockholders' Equity For the
     Years Ended December 31, 1996, 1995 and 1994

    Consolidated Statements of Cash Flows For the Years Ended December 31,
     1996, 1995 and 1994

    Notes to Consolidated Financial Statements

  (a)(2) Not applicable.

  (a)(3) The following exhibits are filed herewith:

     3.1  Certificate of Incorporation of the Registrant.*
     3.2 Certificate of Amendment of Certificate of Incorporation of the Registrant.*
     3.3  By-laws of the Registrant.*
     4.1  Shareholder Rights Agreement, dated as of February 21, 1990, between
          Spear Financial Services, Inc. and First Interstate Bank, Ltd., as
          Rights Agent, as amended effective, July 16, 1992.* m10.1 JMC Group, Inc. 1993 Employee Stock Option Plan.** m10.2 JMC Group, Inc. 1993 Executive Stock Option Plan.***
    10.3  Agreement, dated December 9, 1994, by and between James Mitchell &
          Co. and Barnett Banks, Inc.****
    10.4 Amendment No. 3 to Services Agreement dated January 1, 1995, by and between James Mitchell & Co. and Central Fidelity National Bank.****
    10.5  Interim Services Agreement dated October 19, 1995 between James
          Mitchell & Co., Barnett Banks, Inc. and Barnett Banks Trust Company,
          N.A.*****
    10.6  Termination and Assignment Agreement dated October 19, 1995 between
          James Mitchell & Co., Barnett Banks, Inc. and Barnett Banks Trust
          Company, N.A.*****
    10.7  Assignment and Notice of Assignment of Renewal (Asset) Fees between
          James Mitchell & Co., JMC Insurance Services Corporation and JMC
          Financial Corporation and Barnett Annuities Corporation and the
          Acknowledgment and Acceptance of Assignment from Keyport Life
          Insurance Company.*****
    10.8  Assignment and Notice of Assignment of Renewal (Asset) Fees between
          James Mitchell & Co., JMC Insurance Services Corporation and JMC
          Financial Corporation and Barnett Annuities Corporation and the
          Acknowledgment and Acceptance of Assignment from Life Insurance
          Company of Virginia.*****
    10.9  Assignment of Renewal (Asset) Fees and Notice of Assignment of
          Renewal (Asset) Fees between James Mitchell & Co., JMC Financial
          Corporation and JMC Insurance Services Corporation and Barnett
          Annuities Corporation and the Acknowledgment and Consent to Assignment from Transamerica Life and Annuity Co.*****
    10.10 Assignment and Notice of Assignment between James Mitchell & Co., JMC
          Financial Corporation and JMC Insurance Services Corporation and
          Barnett Annuities Corporation and the Acceptance and Release between
          Western and Southern Life Assurance Company and James Mitchell & Co.,
          JMC Insurance Services Corporation and JMC Financial
          Corporation.*****
    10.11 Consulting Agreement between USBA Holdings, Ltd. and James Mitchell &
          Co. dated January 26, 1996.*****
    10.12 Marketing Agreement between JMC Group, Inc. and USBA Holdings, Ltd.
          dated January 29, 1996 with exhibits.*****
    10.13 Integrated Support Services Agreement dated January 31, 1996 between
          JMC Group, Inc., James Mitchell & Co., JMC Insurance Services
          Corporation, JMC Financial Corporation, First Tennessee Bank National
          Association and First Tennessee Brokerage, Inc.*****
    10.14 Termination and Transition Agreement dated January 31, 1996 between
          JMC Group, Inc., James Mitchell & Co., Priority Investment Services,
          Inc., and First Tennessee Bank National Association.*****
    10.15 Termination and Assignment Agreement dated December 31, 1996 between
          James Mitchell & Co., JMC Insurance Services Corporation, JMC
          Financial Corporation and Central Fidelity National Bank.

   10.16 Settlement and Mutual Release dated November 20, 1996 between JMC
         Group, Inc., James K. Mitchell, D. Mark Carlson, Simon C. Baitler,
         Kevin L. Rakin, USBA Holdings, Ltd., James P. Cotton, Jr., Ronald D.
         Wallace and Louie W. Moon.
   10.17 Nondeposit Investment Sales Agreement dated November 6, 1996 between
         James Mitchell & Co., JMC Insurance Agency of New York, Inc., JMC
         Financial Corporation, Provest Services Corp. II and Provident Savings
         Bank, F. A. with sample sublease and sub-sublease.
   10.18 Program Agreement dated August 30, 1996 between James Mitchell & Co.,
         JMC Insurance Services Corporation, JMC Financial Corporation and
         Horizon Bancorp, Inc. with sample lease attached.
   22    Subsidiaries of the Registrant.
   23    Independent Auditors' Consent.
   27    Financial Data Schedule

--------
    * Filed as an exhibit to the Registrant's Form 10-K for the Fiscal Year ended December 31, 1993.
   ** Filed as an exhibit to the Registrant's Form S-8 Registration Statement
     No. 33-74842 filed with the SEC on February 7, 1994.
  *** Filed as an exhibit to the Registrant's Form S-8 Registration Statement
     No. 33-74840 filed with the SEC on February 7, 1994.
 **** Filed as an exhibit to the Registrant's Form 10-K for the Fiscal Year ended December 31, 1994.
***** Filed as an exhibit to the Registrant's Form 10-K for the Fiscal Year ended December 31, 1995.
m Management Contract or Compensatory Plan or Arrangement.

  (b) No current reports on Form 8-K were filed by the Company during the fourth quarter of fiscal year 1995.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Los Angeles, California, on the 31st day of March, 1997.

                                          JMC Group, Inc.

                                             /s/ James K. Mitchell
                                          By:____________________________
                                                 James K. Mitchell
                                                Chairman and Chief
                                                 Executive Officer

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
      /s/ James K. Mitchell
------------------------------------                                 March 31, 1997
         James K. Mitchell           Chairman and Chief
                                      Executive Officer
       /s/ D. Mark Carlson
------------------------------------                                 March 31, 1997
          D. Mark Carlson            Chief Financial Officer and
                                      Principal Accounting
                                      Officer
       /s/ Edward J. Baran
------------------------------------                                 March 31, 1997
          Edward J. Baran            Director
         /s/ Barton Beek
------------------------------------                                 March 31, 1997
            Barton Beek              Director
      /s/ Charles H. Black
------------------------------------                                 March 31, 1997
          Charles H. Black           Director
      /s/ Herbert Kawahara
------------------------------------                                 March 31, 1997
          Herbert Kawahara           Director
       /s/ Robert G. Sharp
------------------------------------                                 March 31, 1997
          Robert G. Sharp            Director
      /s/ Donald E. Weeden
------------------------------------                                 March 31, 1997
          Donald E. Weeden           Director