Form 10-Q
period 1997-03-31
JMC GROUP INC
filed 1997-05-14
CIK 746425

==============================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                            -----------------------

 For the Quarterly Period ended                        Commission File Number
            March 31, 1997                                  0-12926

                            -----------------------

                                JMC GROUP, INC.
            (Exact name of registrant as specified in its charter)

              DELAWARE                                       95-2627415
 (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)


          9710 Scranton Road, Suite 100, San Diego, California  92121
           (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code:  619-450-0055

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


                               Yes   X        No
                                   -----     -----

      As of March 31, 1997, the registrant had 6,044,351 shares of its common stock, $.01 par value, issued and outstanding.

==============================================================================

                       PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                       JMC GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                     March 31,    December 31,
                                                       1997          1996
   ASSETS                                          ------------- -------------
     CURRENT ASSETS
       Cash and cash equivalents                   $  4,419,747  $ 4,682,883
       Cash segregated under securities
         regulations                                  2,060,020    1,247,231
       Receivables from insurance companies             407,034      674,409
       Receivable from financial institution                  -      325,000
       Income taxes receivable                          574,534      424,746
       Deferred tax asset                               206,422      194,361
       Other assets                                     172,891      243,256
                                                   ------------- -------------
              TOTAL CURRENT ASSETS                    7,840,648    7,791,886

     Furniture, equipment and leasehold
       improvements - net of accumulated
       depreciation and amortization of
       $1,447,180 in 1997 and $1,466,390
       in 1996                                          227,023      212,844


     Asset-based fees purchased - net of
       accumulated amortization of $667,228
       in 1997 and $635,836 in 1996                     729,901      761,293
                                                   ------------- -------------
              TOTAL ASSETS                         $  8,797,572  $ 8,766,023
                                                   ============= =============
   LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
       Accrued fees to financial institutions      $    140,564  $   321,609
       Customer funds segregated under securities
         regulations                                  2,060,020    1,247,231
       Accrued expenses and other liabilities           314,544      491,556
       Allowance for contract cancellations              58,800       53,813
       Accrued payroll and related expenses             135,869      133,911
                                                   ------------- -------------
         TOTAL CURRENT LIABILITIES                    2,709,797    2,248,120

   STOCKHOLDERS' EQUITY
       Preferred stock, no par value; authorized
         5,000,000 shares                                     -            -
       Common stock, $.01 par value; authorized
         20,000,000 shares; issued and outstanding
         6,044,351 shares in 1997 and 6,218,898
         shares in 1996                                  60,443       62,189
       Additional paid-in-capital                       466,849      644,651
       Retained earnings                              5,560,483    5,811,063
                                                   ------------- -------------
         TOTAL STOCKHOLDERS' EQUITY                   6,087,775    6,517,903
                                                   ------------- -------------
              TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY                               $8,797,572   $8,766,023
                                                   ============= =============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                        JMC GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                  Three Months Ended March 31,
                                                        1997           1996
     REVENUES                                     ------------- --------------
        Commissions                                $ 1,138,791   $ 2,763,979
        Interest                                        59,299        69,428
        Other                                            8,136         6,670
                                                  ------------- --------------
            TOTAL REVENUES                           1,206,226     2,840,077
                                                  ------------- --------------

     EXPENSES
        Employee compensation and benefits             766,336     1,383,469
        Fees to financial institutions                 417,969     1,088,962
        Professional fees                               65,204        67,912
        Rent                                            63,691        98,984
        Telephone                                       16,460        45,460
        Depreciation and amortization                   32,127       149,590
        Other general and administrative expenses      255,908       213,337
                                                  ------------- --------------
            TOTAL EXPENSES                           1,617,695     3,047,714
                                                  ------------- --------------
        LOSS BEFORE INCOME TAXES                      (411,469)     (207,637)

     INCOME TAX BENEFIT                               (160,889)      (75,395)
                                                  ------------- --------------
        NET LOSS                                   $  (250,580)  $  (132,242)
                                                  ============= ==============

     LOSS PER SHARE                                $     (0.04)  $     (0.02)
                                                  ============= ==============
     WEIGHTED AVERAGE SHARES                         6,090,533     6,198,898


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                        JMC GROUP,INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                  Three Months Ended March 31,
                                                      1997           1996
                                                 -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $   (250,580)   $   (132,242)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Gain on sale of furniture and equipment            (6,733)         (1,998)
    Depreciation and amortization                      32,127         149,590
    Amortization of asset-based fees purchased         31,392          36,938
    Deferred tax provision                            (12,061)        (17,084)
  Changes in assets and liabilities:
    Cash segregated under securities regulations     (812,789)       (375,701)
    Receivables from insurance companies              267,375        (156,710)
    Receivable from financial institution             325,000         109,450
    Income taxes receivable                          (149,788)       (228,007)
    Other assets                                       67,414          51,488
    Accrued fees to financial institutions           (181,045)        117,929
    Customer funds segregated under securities
      regulations                                     812,789         375,701
    Accrued expenses and other liabilities           (177,012)       (397,700)
    Allowance for contract cancellations                4,987         (20,029)
    Accrued payroll and related expenses                1,958          29,642
                                                 -------------  --------------
       NET CASH USED BY OPERATING ACTIVITIES          (46,966)       (458,733)
                                                 -------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, equipment and leasehold
    improvements                                      (44,122)              -
  Proceeds from sale of furniture and equipment         7,500          10,700
  Purchase of deferred marketing alliance                   -      (1,250,000)
                                                 -------------  --------------
       NET CASH USED BY INVESTING ACTIVITIES          (36,622)     (1,239,300)
                                                 -------------  --------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Repurchased stocks                                 (194,548)              -
  Proceeds from stock options exercised                15,000               -
                                                 -------------  --------------
       NET CASH USED BY FINANCING ACTIVITIES         (179,548)              -

       NET DECREASE IN CASH AND CASH EQUIVALENTS     (263,136)     (1,698,033)

       CASH AND CASH EQUIVALENTS AT BEGINNING OF
         PERIOD                                     4,682,883       5,832,598
                                                 -------------  --------------
       CASH AND CASH EQUIVALENTS AT END OF
         PERIOD                                  $  4,419,747    $  4,134,565
                                                 =============  ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Cash paid for:
    Income taxes                                 $      8,710    $    186,575
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  ACTIVITIES
  Warrants issued in connection with the
  Consulting and Marketing Agreement             $          -    $    315,000


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

            The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. It is recommended that these financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

NOTE 2.     NET LOSS PER SHARE

            Net loss per share amounts are computed based on the weighted average shares outstanding during the periods which include any dilutive stock options and warrants.

            In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. SFAS No. 128 is not in effect for the Company in the first quarter of 1997, but will be in effect for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not expect the adoption of SFAS No. 128 to have a material effect on its net earnings or loss per share.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion of the Company's business contained in this Form 10-Q includes certain forward-looking statements. For a discussion of factors which may affect the outcome projected in such statements, see "Material Customers," "Competition," "Registration and Licensing," "Regulation," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K dated March 31, 1997.

RESULTS OF OPERATIONS
---------------------

FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996

The Company realized a net loss of $251,000 (or $0.04 per share) in the first quarter of 1997 compared to net loss of $132,000 (or $0.02 per share) for the comparable quarter of last year.

Total revenues for the quarter ended March 31, 1997 were $1,206,000 compared to $2,840,000 in the first quarter of 1996, a reduction of $1,634,000 or 58%.

This decrease is primarily a result of the following:

 . A decrease in sales production related revenues of $1,424,000 or 70% as a result of sales production volumes declining $25 million or 69% in the first quarter of 1997 as compared to the first quarter of 1996. This decline in sales volume is attributable to the termination of the Company's Virginia operations at the end of 1996 and the reconfiguring of the Company's Tennessee operations effective February 1, 1996. See "Trends and Uncertainties -- Declining Revenues". These two operations combined for a $27 million decrease in gross sales production while the Company's remaining client base generated an increase of $2 million in gross sales production in the first quarter of 1997 compared to the first quarter of 1996. The combined annuity and mutual fund gross revenue rate for the first quarter of 1997 was approximately 5.5% compared to 5.67% in the first quarter of 1996.

 . Asset-based fee revenues decreased approximately $225,000 in the first quarter of 1997 compared to the first quarter of 1996 as a result of the sale of the rights to asset-based fee revenues related to the Company's Virginia operations at the end of the fourth quarter of 1996. First quarter 1996 asset-based fees related to the Virginia operations totaled approximately $209,000.

Total expenses for the quarters ended March 31, 1997 and 1996 were $1,618,000 and $3,048,000, respectively. This $1,430,000 or 47% decrease is primarily attributable to:

 . A $671,000 or 62% reduction in fees to financial institutions due to lower sales volume. In addition, asset-based fees to financial institutions decreased due to the sale of the rights to the asset-based fee revenues in the fourth quarter of 1996, which eliminated the related fee expense obligation.

 . A decrease of $479,000 or 40% in payroll related expenses in the first quarter of 1997 as compared to 1996, primarily as a result of personnel reductions related to the Virginia based client terminating at the end of 1996 and the reconfiguration of the Tennessee operations at the end of January 1996.

 . A decrease of approximately $117,000 in depreciation and amortization which is primarily due to fixed assets being written off or fully depreciated at the end of 1996.

 . The remaining decrease of approximately $163,000 is a result of a general reduction in the size of operations.


FIRST QUARTER 1997 COMPARED TO FOURTH QUARTER 1996

The net loss for the first quarter of 1997 of $251,000 (or $0.04 per share) compares to a net income of $527,000 (or $0.08 per share) for the fourth quarter of 1996. Included in the 1996 fourth quarter results was revenue in the amount of $1,844,000 ($1,189,000 or $0.19 per share after estimated tax provision) related to the net gain on the sale of the rights to future asset-based fee revenues to a client financial institution. Total revenues of $1,206,000 in the first quarter of 1997 decreased approximately $1,022,000 or 46% from revenues of $2,228,000 (excluding the aforementioned net gain) in the fourth quarter of 1996. This decrease in revenues is primarily a result of decreased sales production of $11 million or 50% in the first quarter of 1997 as compared to the fourth quarter of 1996. Total expenses in the first quarter of 1997 of $1,618,000 decreased $1,533,000 or 49% from $3,151,000 in the fourth quarter of 1996. Included in the fourth quarter 1996, were expenses related to the proposed merger with USBA in the amount of $95,000 and expenses, net of recoveries, related to a Marketing Plan and Marketing Agreement with USBA in the amount of $515,000. Excluding these non-recurring expenses, total expenses in the first quarter of 1997 would have decreased by $923,000 or 36% from $2,541,000 in the fourth quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of March 31, 1997, the Company had cash and cash equivalents of approximately $4,420,000, a decrease of approximately $263,000 from $4,683,000 in cash and cash equivalents at December 31, 1996. Significant uses of cash and cash equivalents include the following:

 . A payment of $195,000 to repurchase stock from a former officer and director of the Company.

 . A reduction of approximately $351,000 in current liability balances during the first quarter of 1997 primarily as a result of the transition of the operations and closing of the Company's facilities in Virginia.

 . These cash uses were offset by the receipt of $300,000 for the remaining balance of the net gain on sale of rights to future asset-based fees.

Future fees, both those due from the provider company and those due to financial institution clients, are not reflected as an asset or a liability in the Consolidated Balance Sheets. However, management does believe a value exists related to the present value of the projected future net asset fees to be retained by the Company. Such projected future net asset fees are a function of the projected accumulated value of assets in-force multiplied by the net asset fee rate (gross asset fee rate less amount committed to the financial institution). The current value to the Company would then be the discounted present value of such projected future asset fees less the present value of an estimated cost to service the customers making up such in-force assets. Management's belief that a present value for such future asset-based fees exists and the estimates used to calculate the range of such value are supported by the sale of the rights to certain future fees in 1996 and prior years. The projected value of the future asset-based fees on the remaining block of business at March 31, 1997 is based on assumptions as to growth, persistency and risk adjusted discount rates. The assumptions as to persistency and growth of the business are based on historical data maintained by the Company since its inception. The discount rate used of between 8% and 10% is based on a risk-free rate of return plus a nominal additional factor for risk (taking into account that risk factors are substantially covered by the estimated persistency and growth rates). Management believes the value of these net future revenues is appropriately estimated at $6 million to $8 million, pre-tax, based on the Company's valuation calculations. Such estimated value is based on the estimates of the variables used in the calculation (which are consistent with estimates used in prior sales of future rights) and the actual realization, if any, could be higher or lower than this range.

While the Company's cash balances and revenue base were reduced as described above during the first quarter of 1997, the Company's base operating expenses, excluding non cash expenses such as depreciation and amortization, have been reduced by more than $458,000 compared to the first quarter of 1996. Thus, based upon the Company's cash position as of March 31, 1997, Management expects the Company will meet its operating and capital expenditure needs for the remainder of its current fiscal year.

TRENDS AND UNCERTAINTIES
------------------------

DECLINING REVENUES

The Company's sales production decreased 69% when comparing the first quarter of 1997 to the first quarter of 1996. This decrease is primarily attributed to the Virginia operation closing in the fourth quarter of 1996 and the transition of the Tennessee operations on February 1, 1996. Responding to these decreases in revenues, the Company has reduced its operating expenses by more than $450,000 as compared to the first quarter of 1996.

In addition to the reduced cost structure, the Company reconfigured its Tennessee operations to provide sales support, product development and back office support services on a fee basis. The fees generated by the Company include fixed monthly fees as well as an ongoing share of asset-based fee revenues on the blocks of business generated prior to the transition. Factoring in the monthly service fee revenues and the significantly reduced cost structure the Company expects pre-tax operating results generated by this client to be comparable to those operating results generated by the same client when the Company provided its fully managed program. Thus while revenues will decrease, it is believed that pre-tax operating results will remain relatively consistent under the reconfigured Tennessee operations and not have the same exposure to production break-even levels due to the significantly reduced cost base.

                           PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Florida Legal Proceedings
-------------------------

During March 1993, the Florida Department of Insurance (the "Department") commenced an administrative proceeding against the Company's wholly owned subsidiary, James Mitchell & Co. ("JMC"). A Final Order was issued in July 1995, however, the enforcement of the majority of the Final Order was stayed pending the outcome of JMC's appeal. The District Court of Appeal, for all material matters, affirmed the Final Order in August 1996, and in October 1996, the District Court of Appeal denied JMC's Motion for Rehearing. In March 1997, the Florida Supreme Court denied JMC's petition for review. Effective October 1995, JMC concluded its relationship with its Florida financial institution client, Barnett Banks, Inc., and is not presently doing business in the State of Florida.

Other Proceedings
-----------------

The Company's broker-dealer subsidiary, JMC Investment Services, Inc., has been named as a defendant in lawsuits arising out of the sale of real estate limited partnerships prior to 1992 to customers of its predecessor. In addition, the Company and its subsidiaries are involved in various legal and regulatory proceedings from time to time in the ordinary course of business. Management does not believe that any such proceedings will have a material adverse effect on the Company's financial condition or results of operation, and as of March 31, 1997, no such proceedings were pending.

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




Date: May 14, 1997                        /s/ James K. Mitchell
                                    --------------------------------------
                                    James K. Mitchell, Chairman and
                                    Chief Executive Officer






Date: May 14, 1997                        /s/ D. Mark Carlson
                                    --------------------------------------
                                    D. Mark Carlson, Senior Vice President
                                    and Chief Financial Officer