Form 10-Q
period 1997-06-30
JMC GROUP INC
filed 1997-08-13
CIK 746425

_____________________________________________________________________________


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                            -----------------------


 For the Quarterly Period ended                        Commission File Number
         June 30, 1997                                         0-12926
                            -----------------------

                                JMC GROUP, INC.
            (Exact name of registrant as specified in its charter)

              DELAWARE                                       95-2627415
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)



          9710 Scranton Road, Suite 100, San Diego, California  92121
           (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code:  619-450-0055

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


                          Yes   X        No
                              ------         ------

      As of June 30, 1997, the registrant had 6,044,351 shares of its common stock, $.01 par value, issued and outstanding.

_____________________________________________________________________________

                       PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                       JMC GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                    June 30,     December 31,
                                                      1997          1996
                                                  ------------- -------------
   ASSETS
     CURRENT ASSETS

       Cash and cash equivalents                  $  3,768,363  $  4,682,883
       Cash segregated under securities
        regulations                                  1,450,958     1,247,231
       Receivables from insurance companies            426,670       674,409
       Receivable from financial institution                 -       325,000
       Income taxes receivable                         715,432       424,746
       Deferred tax asset                              208,072       194,361
       Other assets                                    253,471       243,256
                                                  ------------- -------------
         TOTAL CURRENT ASSETS                        6,822,966     7,791,886


     Furniture, equipment and leasehold
      improvements - net of accumulated
      depreciation  and amortization of
      $1,475,798 in 1997 and $1,466,390 in 1996        264,828       212,844


     Asset-based fees - net of accumulated
      amortization of $696,921 in 1997 and
      $635,836 in 1996                                 700,208       761,293
                                                  ------------- -------------
              TOTAL ASSETS                        $  7,788,002  $  8,766,023
                                                  ============= =============
   LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
       Accrued fees to financial institutions     $    114,995  $    321,609
       Customer funds segregated under securities
        regulations                                  1,450,958     1,247,231
       Accrued expenses and other liabilities          244,765       491,556
       Allowance for contract cancellations             67,633        53,813
       Accrued payroll and related expenses            112,009       133,911
                                                  ------------- -------------
         TOTAL CURRENT LIABILITIES                   1,990,360     2,248,120

   STOCKHOLDERS' EQUITY
       Preferred stock, no par value; authorized
        5,000,000 shares                                     -             -
       Common stock, $.01 par value; authorized
        20,000,000 shares; issued and outstanding
        6,044,351 shares in 1997 and 6,218,898
        shares in 1996                                  60,443        62,189
       Additional paid-in-capital                      466,849       644,651
       Retained earnings                             5,270,350     5,811,063
                                                  ------------- -------------
         TOTAL STOCKHOLDERS' EQUITY                  5,797,642     6,517,903
                                                  ------------- -------------
           TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                $  7,788,002  $  8,766,023
                                                  ============= =============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                       JMC GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                  Three Months Ended June 30,
                                                      1997           1996
                                                  -------------  ------------
     REVENUES
       Commissions                                $  1,080,631   $ 2,491,021
       Interest                                         56,750        54,308
       Other                                               675         1,879
                                                  ------------- -------------
           TOTAL REVENUES                            1,138,056     2,547,208
                                                  ------------- -------------
     EXPENSES
       Employee compensation and benefits              759,338     1,219,354
       Fees to financial institutions                  387,890     1,014,898
       Professional fees                               107,544        54,559
       Rent                                             68,727        81,756
       Telephone                                         5,457        36,723
       Depreciation and amortization                    29,109       145,084
       Other general and administrative expenses       203,814       336,295
                                                  ------------- -------------
         TOTAL EXPENSES                              1,561,879     2,888,669
                                                  ------------- -------------
       LOSS BEFORE INCOME TAXES                       (423,823)     (341,461)

     INCOME TAX BENEFIT                               (133,690)     (126,340)
                                                  ------------- -------------
         NET LOSS                                 $   (290,133)  $  (215,121)
                                                  ============= =============

     LOSS PER SHARE                               $      (0.05)  $     (0.03)
                                                  ============= =============
     WEIGHTED AVERAGE SHARES                         6,044,351     6,218,898


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       JMC GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                   Six Months Ended June 30,
                                                      1997          1996
                                                  ------------- -------------
     REVENUES
       Commissions                                $  2,219,422   $ 5,255,000
       Interest                                        116,049       123,736
       Other                                             8,811         8,549
                                                  ------------- -------------
         TOTAL REVENUES                              2,344,282     5,387,285
                                                  ------------- -------------
     EXPENSES
       Employee compensation and benefits            1,525,674     2,602,823
       Fees to financial institutions                  805,859     2,103,860
       Professional fees                               172,748       122,471
       Rent                                            132,418       180,740
       Telephone                                        21,917        82,183
       Depreciation and amortization                    61,236       294,674
       Other general and administrative expenses       459,722       549,632
                                                  ------------- -------------
         TOTAL EXPENSES                              3,179,574     5,936,383
                                                  ------------- -------------
       LOSS BEFORE INCOME TAXES                       (835,292)     (549,098)

     INCOME TAX BENEFIT                               (294,579)     (201,735)
                                                  ------------- -------------
       NET LOSS                                   $   (540,713)  $  (347,363)
                                                  ============= =============

     LOSS PER SHARE                               $      (0.09)  $     (0.06)
                                                  ============= =============
     WEIGHTED AVERAGE SHARES                         6,067,315     6,218,898


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                       JMC GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                     Six Months Ended June 30,
                                                        1997          1996
                                                    ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $  (540,713)  $  (347,363)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Gain on sale of furniture and equipment              (6,733)       (1,998)
    Depreciation and amortization                        61,236       294,674
    Amortization of asset-based fees                     61,085        74,482
    Deferred tax provision                              (13,711)        2,476
  Changes in assets and liabilities:
    Cash segregated under securities regulations       (203,727)     (299,246)
    Receivables from insurance companies                247,739       (49,886)
    Receivable from financial institution               325,000       109,450
    Income taxes receivable                            (290,686)     (399,607)
    Other assets                                        (13,166)     (512,575)
    Accrued fees to financial institutions             (206,614)       66,114
    Customer funds segregated under securities
     regulations                                        203,727       299,246
    Accrued expenses and other liabilities             (246,791)     (440,781)
    Allowance for contract cancellations                 13,820       (11,475)
    Accrued payroll and related expenses                (21,902)        1,472
                                                    ------------  ------------
       NET CASH USED BY OPERATING ACTIVITIES           (631,436)   (1,215,017)
                                                    ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, equipment and leasehold
   improvements                                        (111,036)      (18,000)
  Proceeds from sale of furniture and equipment           7,500        10,700
  Payment for consulting and marketing agreement              -    (1,250,000)
                                                    ------------  ------------
       NET CASH USED BY INVESTING ACTIVITIES           (103,536)   (1,257,300)
                                                    ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of common stock                           (194,548)            -
  Proceeds from stock options exercised                  15,000        20,000
                                                    ------------  ------------
       NET CASH PROVIDED (USED) BY FINANCING
        ACTIVITIES                                     (179,548)       20,000
                                                    ------------  ------------
       NET DECREASE IN CASH AND CASH EQUIVALENTS       (914,520)   (2,452,317)

       CASH AND CASH EQUIVALENTS AT BEGINNING OF
        PERIOD                                        4,682,883     5,832,598
                                                    ------------  ------------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD   $ 3,768,363   $ 3,380,281
                                                    ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for:
    Interest                                        $         -   $       520
    Income taxes                                    $     9,542   $   186,575
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
 ACTIVITIES
  Warrants issued in connection with the consulting
   and marketing agreement                          $         -   $   315,000

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

            In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. SFAS No. 128 is not in effect for the Company in the second quarter of 1997, but will be in effect for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not expect the adoption of SFAS No. 128 to have a material effect on its net earnings or loss per share.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion of the Company's business contained in this Form 10-Q includes certain forward-looking statements. For a discussion of factors which may affect the outcome projected in such statements, see "Material Customers," "Competition," "Registration and Licensing," "Regulation," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

RESULTS OF OPERATIONS
---------------------

SECOND QUARTER 1997 COMPARED TO SECOND QUARTER 1996

The Company realized a net loss of $290,000 (or $0.05 per share) in the second quarter of 1997 compared to a net loss of $215,000 (or $0.03 per share) for the second quarter of last year. For the six months ended June 30, 1997, the Company had a net loss of $541,000 (or $0.09 per share) compared to net loss of $347,000 (or $0.06 per share) during the first six months of 1996.

Total revenues for the quarter ended June 30, 1997 were $1,138,000, a decrease of $1,409,000 or 55% from $2,547,000 in the second quarter of 1996. This reduction in revenues is primarily a result of the following:

 . A decrease in sales production related gross revenues of $1,165,000 or 66%. This decrease is a result of gross sales production volumes declining $20 million or 65% in the second quarter of 1997 as compared to the second quarter of 1996. This decline in sales volume is attributable to the termination of the Company's Virginia operation in the fourth quarter of 1996. See "Trends and Uncertainties -- Declining Revenues". The combined annuity and mutual fund gross revenue rate for the second quarter of 1997 as compared to such rate in the second quarter of 1996 declined from 5.6% to 5.4% primarily as a result of changes in annuity commission rates.

 . A decrease in asset-based fee revenues of approximately $245,000 in the second quarter of 1997 compared to 1996 as a result of the sale of the rights to the portion of such asset-based fee revenues that related to the termination of the Company's Virginia operation during the fourth quarter of 1996. Second quarter 1996 asset-based fees related to the Virginia operation totaled approximately $205,000.

Total revenues for the first six months of 1997 were $2,344,000 versus $5,387,000 for the first six months of 1996, a decrease of $3,043,000 or 56%. The decrease in revenues for the six month period of 1997 as compared to 1996 is also a result of a decrease in gross sales production of 67% and a decrease in asset-based revenues offset by an increase in service fee revenue.

Total expenses for the quarters ended June 30, 1997 and 1996 were $1,562,000 and $2,889,000, respectively. This $1,327,000 or 46% decrease is attributable to:

 . A $627,000 or 62% reduction in fees to financial institutions due to lower sales volume.

 . A reduction of $107,000 or 72% in salespersons' commissions also due to lower sales volume.

 . A $593,000 or 34% reduction in the remaining base operating expenses primarily due to the downsizing of the Company's administrative and sales management functions and a reduction in personnel related to the termination of the Company's Virginia operation as previously discussed. Included in the base operating expenses for the second quarter of 1996 is $78,000 related to the amortization of a payment made to USBA Holdings, Inc. as well as the value of warrants issued in the first quarter of 1996 in connection with a terminated business consolidation transaction. (See "USBA Marketing Agreement and Proposed Merger" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.)

For the same reasons, total expenses for the six months ended June 30, 1997 decreased $2,756,000 or 46% to $3,180,000 from $5,936,000 in the first half of 1996.

SECOND QUARTER 1997 COMPARED TO FIRST QUARTER 1997

The Company realized a net loss of $290,000 (or $0.05 per share) in the second quarter of 1997 compared to net loss of $251,000 (or $.04 per share) in the first quarter of 1997.

Total revenues declined $68,000 or 6% to $1,138,000 in the second quarter of 1997 from $1,206,000 in the first quarter of 1997. The decrease is a result of a decrease in gross sales production of 2% and a decrease in asset-based revenues. Total expenses in the second quarter of 1997 were $1,562,000 versus $1,618,000 in the first quarter of 1997, a reduction of $56,000 or 3%. Such reduction is primarily attributable to the reduction in sales volumes.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of June 30, 1997, the Company had cash and cash equivalents of approximately $3,768,000, a decrease of approximately $915,000 from $4,683,000 in cash and cash equivalents at December 31, 1996. Significant uses of cash and cash equivalents include the following:

 . A payment of $195,000 to repurchase stock from a former officer and director of the Company.

 . A reduction of approximately $461,000 in current liability balances during the first six months of 1997 primarily as a result of the transition of the operation and closing of the Company's facility in Virginia.

 .  Pre-tax losses incurred in the first six months of 1997 of approximately
   $835,000.

 . These cash uses were offset, in part, by the receipt of $300,000 for the remaining balance of the proceeds from the sale of rights to future asset-based fees and a reduction of $248,000 in current receivable balance during the first six months of 1997.

Future fees, both those due from the provider company and those due to financial institution clients, are not reflected as an asset or a liability in the Consolidated Balance Sheets. However, management does believe a value exists related to the present value of the projected future net asset fees to be retained by the Company. Such projected future net asset fees are a function of the projected accumulated value of assets in-force multiplied by the net asset fee rate (gross asset fee rate less amount committed to the financial institution). The current value to the Company would then be the discounted present value of such projected future asset fees less the present value of an estimated cost to service the customers making up such in-force assets. Management's belief that a present value for such future asset-based fees exists and the estimates used to calculate the range of such value are supported by the sale of the rights to certain future fees in 1996 and prior years. The projected value of the future asset-based fees on the remaining block of business at June 30, 1997 is based on assumptions as to growth, persistency and risk adjusted discount rates. The assumptions as to persistency and growth of the business are based on historical data maintained by the Company since its inception. The discount rate used of between 8% and 10% is based on a risk-free rate of return plus a nominal additional factor for risk (taking into account that risk factors are substantially covered by the estimated persistency and growth rates). Management believes the value of these net future revenues is appropriately estimated at $6 million to $8 million, pre-tax. Such estimated value is based on the estimates of the variables used in the calculation (which are consistent with estimates used in prior sales of future rights) and the actual realization, if any, could be higher or lower than this range.

Based upon the Company's cash position as of June 30, 1997, Management expects the Company will meet its operating and capital expenditure needs for the remainder of its current fiscal year.

TRENDS AND UNCERTAINTIES
------------------------

DECLINING REVENUES

The Company's gross sales production decreased 65% when comparing the second quarter of 1997 to the second quarter of 1996. This decrease is primarily attributed to the termination of the Virginia operation in the fourth quarter of 1996. Responding to these decreases in revenues, the Company has reduced its operating expenses by more than $593,000 as compared to the second quarter of 1996. The Company continues to explore new business development opportunities and strategic alternatives including business combinations and other transactions.

                    PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            The Company's broker-dealer subsidiary, JMC Investment Services, Inc., has been named as a defendant in lawsuits arising out of the sale of real estate limited partnerships prior to 1992 to customers of its predecessor. In addition, the Company and its subsidiaries are involved in various legal and regulatory proceedings from time to time in the ordinary course of business. Management does not believe that any such proceedings will have a material adverse effect on the Company's financial condition or results of operation, and as of June 30, 1997, no such proceedings were pending.

ITEM 2.     CHANGES IN SECURITIES

            Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Annual Meeting of Stockholders of JMC Group, Inc. was held on May 5, 1997. The following matter was submitted to a vote of security holders:

            Election of Directors: Edward J. Baran, Charles H. Black and Donald E. Weeden were elected to serve a three-year term, until the annual meeting of stockholders in 2000, or until their successors are duly elected.

                  The tally of voting for each nominee was as follows:

                                                  For            Withheld
                                                ---------        --------
                        Edward J. Baran         4,712,971         60,694
                        Charles H. Black        4,717,971         55,694
                        Donald E. Weeden        4,711,936         61,729

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




Date: August 13, 1997            /s/ James K. Mitchell
                                 -----------------------------------------
                                 James K. Mitchell, Chairman, President and
                                 Chief Executive Officer






Date: August 13, 1997            /s/ Daniel M. Harkins
                                 -----------------------------------------
                                 Daniel M. Harkins, Senior Vice President,
                                 General Counsel and Chief Financial Officer