Form 10-Q
period 1997-09-30
JMC GROUP INC
filed 1997-11-06
CIK 746425

_______________________________________________________________________________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            _______________________

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                            _______________________


 For the Quarterly Period ended                        Commission File Number
      September 30, 1997                                      0-12926
                            _______________________

                                JMC GROUP, INC.
            (Exact name of registrant as specified in its charter)

              DELAWARE                                       95-2627415
 (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                           Identification No.)


          9710 Scranton Road, Suite 100, San Diego, California  92121
           (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code:  619-450-0055

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


                               Yes   X        No
                                   -----          -----
      As of September 30, 1997, the registrant had 6,044,351 shares of its common stock, $.01 par value, issued and outstanding.
_______________________________________________________________________________

                       PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                 JMC GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED)

                                                     September 30, December 31,
                                                         1997           1996
                                                     ------------- ------------
   ASSETS
     CURRENT ASSETS
        Cash and cash equivalents                    $   4,072,629 $  4,682,883
        Cash segregated under securities
          regulations                                    2,422,866    1,247,231
        Receivables from insurance companies               396,242      674,409
        Receivable from financial institution                    -      325,000
        Income taxes receivable                            364,839      424,746
        Deferred tax asset                                 187,728      194,361
        Other assets                                       209,855      243,256
                                                     ------------- ------------
              TOTAL CURRENT ASSETS                       7,654,159    7,791,886

       Furniture, equipment and leasehold
         improvements - net of accumulated
         depreciation and amortization of
         $1,490,015 in 1997 and $1,466,390 in 1996         241,664      212,844

       Asset-based fees - net of accumulated
         amortization of $725,701 in 1997 and
         $635,836 in 1996                                  671,428      761,293
                                                     ------------- ------------
              TOTAL ASSETS                           $   8,567,251 $  8,766,023
                                                     ============= ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
       Accrued fees to financial institutions        $     147,073 $    321,609
       Customer funds segregated under securities
         regulations                                     2,422,866    1,247,231
       Accrued expenses and other liabilities              193,688      491,556
       Allowance for contract cancellations                 48,450       53,813
       Accrued payroll and related expenses                118,433      133,911
                                                     ------------- ------------
              TOTAL CURRENT LIABILITIES                  2,930,510    2,248,120

   STOCKHOLDERS' EQUITY
       Preferred stock, no par value; authorized
         5,000,000 shares                                        -            -
       Common stock, $.01 par value; authorized
         20,000,000 shares; issued and
         outstanding 6,044,351 shares in 1997
         and 6,218,898 shares in 1996                       60,443       62,189
       Additional paid-in-capital                          466,849      644,651
       Retained earnings                                 5,109,449    5,811,063
                                                     ------------- ------------
              TOTAL STOCKHOLDERS' EQUITY                 5,636,741    6,517,903
                                                     ------------- ------------
                TOTAL LIABILITIES AND STOCKHOLDERS'
                  EQUITY                             $   8,567,251 $  8,766,023
                                                     ============= ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                         JMC GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                               Three Months Ended September 30,
                                                      1997             1996
                                               ---------------   --------------
     REVENUES
         Commissions                           $    1,022,328    $   2,244,812
         Interest                                      54,955           38,592
         Other                                            635          102,307
                                               ---------------   --------------
            TOTAL REVENUES                          1,077,918        2,385,711
                                               ---------------   --------------
     EXPENSES
         Employee compensation and benefits           611,237        1,224,627
         Fees to financial institutions               366,066          993,269
         Professional fees                             71,218          675,445
         Rent                                          67,662          103,376
         Telephone                                     16,025           33,234
         Depreciation and amortization                 27,931          129,434
         Other general and administrative
           expenses                                   142,198          344,687
                                                --------------    -------------
            TOTAL EXPENSES                          1,302,337        3,504,072
                                                --------------    -------------
         LOSS BEFORE INCOME TAXES                    (224,419)      (1,118,361)

     INCOME TAX BENEFIT                               (63,518)        (435,955)
                                               ---------------   --------------
         NET LOSS                              $     (160,901)   $    (682,406)
                                               ===============   ==============

     LOSS PER SHARE                            $        (0.03)   $       (0.11)
                                               ===============   ==============
     WEIGHTED AVERAGE SHARES                        6,044,351        6,218,898


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                          JMC GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               Nine Months Ended September 30,
                                                      1997         1996
                                               --------------- ---------------
     REVENUES
        Commissions                            $    3,241,750  $    7,499,812
        Interest                                      171,004         162,328
        Other                                           9,446         110,856
                                               --------------- ---------------
         TOTAL REVENUES                             3,422,200       7,772,996
                                               --------------- ---------------
     EXPENSES
        Employee compensation and benefits          2,136,911       3,827,450
        Fees to financial institutions              1,171,925       3,097,129
        Professional fees                             243,966         797,916
        Rent                                          200,080         284,116
        Telephone                                      37,942         115,417
        Depreciation and amortization                  89,167         424,108
        Other general and administrative
         expenses                                     601,920         894,319
                                               --------------- ---------------
         TOTAL EXPENSES                             4,481,911       9,440,455
                                               --------------- ---------------
       LOSS BEFORE INCOME TAXES                    (1,059,711)     (1,667,459)

     INCOME TAX BENEFIT                              (358,097)       (637,690)
                                               --------------- ---------------
       NET LOSS                                $     (701,614) $   (1,029,769)
                                               =============== ===============

     LOSS PER SHARE                            $        (0.12) $        (0.17)
                                               =============== ===============
     WEIGHTED AVERAGE SHARES                        6,059,576       6,212,231


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                      JMC GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                               Nine Months Ended September 30,
                                                     1997            1996
                                               --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $    (701,614)   $  (1,029,769)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
       Gain on sale of furniture and equipment        (6,625)          (1,998)
       Depreciation and amortization                  89,167          424,108
       Amortization of asset-based fees               89,865          185,573
       Deferred tax provision                          6,633          (53,875)
  Changes in assets and liabilities:
       Cash segregated under securities
         regulations                               1,175,635       (1,096,913)
       Receivables from insurance companies          278,167          (55,689)
       Receivable from financial institution         325,000            9,450
       Income taxes receivable                        59,907         (788,304)
       Other assets                                   30,450           (6,507)
       Accrued fees to financial institutions       (174,536)          29,046
       Customer funds segregated under
         securities regulations                   (1,175,635)       1,096,913
       Accrued expenses and other liabilities       (297,868)        (424,323)
       Allowance for contract cancellations           (5,363)         (12,050)
       Accrued payroll and related expenses          (15,478)           1,739
                                               --------------   --------------
         NET CASH USED BY OPERATING ACTIVITIES      (322,295)      (1,722,599)
                                               --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, equipment and
    leasehold improvements                          (116,036)         (55,341)
  Proceeds from sale of furniture and equipment        7,625           12,184
  Payment for consulting and marketing
    agreement                                              -       (1,250,000)
                                               --------------   --------------
         NET CASH USED BY INVESTING ACTIVITIES      (108,411)      (1,293,157)
                                               --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of common stock                        (194,548)               -
  Proceeds from stock options exercised               15,000           20,000
                                               --------------   --------------
         NET CASH PROVIDED (USED) BY FINANCING
           ACTIVITIES                               (179,548)          20,000
                                               --------------   --------------
         NET DECREASE IN CASH AND CASH
           EQUIVALENTS                              (610,254)      (2,995,756)

         CASH AND CASH EQUIVALENTS AT BEGINNING
           OF PERIOD                               4,682,883        5,832,598
                                               --------------   --------------
         CASH AND CASH EQUIVALENTS AT END OF
           PERIOD                              $   4,072,629    $   2,836,842
                                               ==============   ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Cash paid for:
       Interest                                $           -    $         520
       Income taxes                            $       9,542    $     221,349
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  ACTIVITIES
  Warrants issued in connection with the
    consulting and marketing agreement         $           -    $     315,000

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

            In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. SFAS No. 128 is not in effect for the Company in the third quarter of 1997, but will be in effect for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not expect the adoption of SFAS No. 128 to have a material effect on its net earnings or loss per share.

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

RESULTS OF OPERATIONS
---------------------

THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996

The Company realized a net loss of $161,000 (or $0.03 per share) in the third quarter of 1997 compared to a net loss of $682,000 (or $0.11 per share) for the third quarter of last year. The third quarter 1996 net loss included expenses related to the proposed merger with USBA Holdings, Inc.
(USBA) of $704,000 ($433,000 net after estimated tax benefit or $0.07 per share), as well as amortization of the payment of $78,000 ($48,000 net after estimated tax benefit or $.01 per share) for the marketing plan and the valuation of the warrant. (See "USBA Marketing Agreement and Proposed Merger" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.) For the nine months ended September 30, 1997, the Company had a net loss of $702,000 (or $0.12 per share) compared to net loss of $1,030,000 (or $0.17 per share) during the first nine months of 1996. The first nine months of 1996 net loss included merger-related expenses of $800,000 ($492,000 net after estimated tax benefit or $0.08 per share) as well as amortization of costs associated with the marketing plan and issuance of a warrant to USBA of $235,000 ($145,000 net after estimated tax benefit or $0.02 per share).

Total revenues for the quarter ended September 30, 1997 were $1,078,000, a decrease of $1,308,000 or 55% from $2,386,000 in the third quarter of 1996. This reduction in revenues is primarily a result of the following:

 . A decrease in sales production related gross revenues of $1,096,000 or 69%. This decrease is a result of gross sales production volumes declining $19 million or 67% in the third quarter of 1997 as compared to the third quarter of 1996. This decline in sales volume is attributable to the termination of the Company's Virginia operation in the fourth quarter of 1996. See "Trends and Uncertainties -- Declining Revenues". The combined annuity and mutual fund gross revenue rate for the third quarter of 1997 as compared to such rate in the third quarter of 1996 declined from 5.6% to 5.2% primarily as a result of changes in product mix.

 . A decrease in asset-based fee revenues of approximately $204,000 in the third quarter of 1997 compared to 1996 as a result of the sale of the rights to the portion of such asset-based fee revenues that related to the termination of the Company's Virginia operation during the fourth quarter of 1996. Third quarter 1996 asset-based fees related to the Virginia operation totaled approximately $208,000.

Total revenues for the first nine months of 1997 were $3,422,000 versus $7,773,000 for the comparable period in 1996, a decrease of $4,351,000 or 56%. The decrease in revenues for the nine month period of 1997 as compared to 1996 is also a result of a decrease in gross sales production of 67% and a decrease in asset-based revenues due primarily to the previously described termination of the Company's Virginia operation and is offset by an increase in service fee revenue.

Total expenses for the quarters ended September 30, 1997 and 1996 were $1,302,000 and $3,504,000, respectively. Excluding the previously described merger-related expenses of $704,000 and amortization of $78,000 in the third quarter of 1996, expenses for the third quarter 1997 would have decreased $1,420,000 or 52% compared to the same period of 1996. This decrease is attributable to:

 . A $627,000 or 63% reduction in fees to financial institutions due to lower sales volume.

 . A reduction of $94,000 or 72% in salespersons' commissions also due to lower sales volume.

 . A $699,000 or 44% reduction in the remaining base operating expenses primarily due to the downsizing of the Company's administrative and sales management functions and a reduction in personnel related to the termination of the Company's Virginia operation as previously discussed.

For the same reasons, total expenses for the nine months ended September 30, 1997 decreased $3,923,000 or 47% to $4,482,000 from $8,405,000 in the first nine months of 1996, excluding the previously described merger-related expenses and amortization.

THIRD QUARTER 1997 COMPARED TO SECOND QUARTER 1997

The Company realized a net loss of $161,000 (or $0.03 per share) in the third quarter of 1997 compared to a net loss of $290,000 (or $0.05 per share) in the second quarter of 1997.

Total revenues declined $60,000 or 5% to $1,078,000 in the third quarter of 1997 from $1,138,000 in the second quarter of 1997. The decrease is a result of a decrease in gross sales production of 13%. Total expenses in the third quarter of 1997 were $1,302,000 versus $1,562,000 in the second quarter of 1997, a reduction of $260,000 or 17%. Such reduction is attributable to the reduction in variable costs tied to sales volumes and a reduction in personnel.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 1997, the Company had cash and cash equivalents of approximately $4,073,000, a decrease of approximately $610,000 from $4,683,000 in cash and cash equivalents at December 31, 1996. Significant uses of cash and cash equivalents include the following:

 . A payment of $195,000 to repurchase stock from a former officer and director of the Company during the first quarter of 1997.

 . A reduction of approximately $493,000 in current liability balances during the first nine months of 1997 primarily as a result of the transition of the operation and closing of the Company's facility in Virginia.

 .  Purchases of computer equipment and program development of $116,000.

 . Pre-tax losses incurred in the first nine months of 1997 of approximately $1,060,000.

 . These cash uses were offset, in part, by the receipt of $300,000 for the remaining balance of the proceeds from the 1996 fourth quarter sale of rights to future asset-based fees, the receipt of a $431,000 federal income tax refund, a reduction of $303,000 in current receivables balance during the first nine months of 1997 and non-cash expenses of approximately $209,000 relating to depreciation and amortization.

Future trail fees, both those due from the provider company and those due to financial institution clients, are not reflected as an asset or a liability in the Consolidated Balance Sheets. However, management does believe a value exists related to the present value of the projected future net asset fees to be retained by the Company. Such projected future net asset fees are a function of the projected accumulated value of assets in-force multiplied by the net asset fee rate (gross asset fee rate less amount committed to the financial institution). The current value to the Company would then be the discounted present value of such projected future asset fees less the present value of an estimated cost to service the customers making up such in-force assets. Management's belief that a present value for such future asset-based fees exists and the estimates used to calculate the range of such value are supported by the sale of the rights to certain future fees in 1996 and prior years. The projected value of the future asset-based fees on the remaining block of business at September 30, 1997 is based on assumptions as to growth, persistency and risk adjusted discount rates. The assumptions as to persistency and growth of the business are based on historical data maintained by the Company since its inception. The discount rate used of between 8% and 10% is based on a risk-free rate of return plus a nominal additional factor for risk (taking into account that risk factors are substantially covered by the estimated persistency and growth rates). Management believes the value of these net future revenues is appropriately estimated at $6 million to $8 million, pre-tax. Such estimated value is based on the estimates of the variables used in the calculation (which are consistent with estimates used in prior sales of future rights) and the actual realization, if any, could be higher or lower than this range.

Based upon the Company's cash position as of September 30, 1997, Management expects the Company will meet its operating and capital expenditure needs for the remainder of its current fiscal year.

TRENDS AND UNCERTAINTIES
------------------------

DECLINING REVENUES

The Company's gross sales production decreased 67% when comparing the third quarter of 1997 to the third quarter of 1996. This decrease is primarily attributed to the termination of the Virginia operation in the fourth quarter of 1996. Responding to these decreases in revenues, the Company has reduced its operating expenses by more than $699,000 as compared to the third quarter of 1996. The Company continues to explore new business development opportunities and strategic alternatives including business combinations and other transactions.

                         PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            The Company's broker-dealer subsidiary, JMC Investment Services, Inc. (JMCI), has been named as a defendant in a NASD arbitration regarding sales of real estate limited partnerships by Spear Rees & Co. (the predecessor to JMCI) between 1990 and 1993. In addition, the Company and its subsidiaries may be involved in various legal and regulatory proceedings from time to time in the ordinary course of business. Management does not believe that any such proceedings will have a material adverse effect on the Company's financial condition or results of operations.



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




Date: November 6, 1997             /s/ James K. Mitchell
                                    ------------------------------------------
                                    James K. Mitchell, Chairman, President and
                                    Chief Executive Officer






Date: November 6, 1997             /s/ Daniel M. Harkins
                                    -----------------------------------------
                                    Daniel M. Harkins, Senior Vice President,
                                    General Counsel and Chief FinancialOfficer