Form 10-K
period 1997-12-31
JMC GROUP INC
filed 1998-02-27
CIK 746425

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                     _________

                                     FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                                     _________

         FOR THE FISCAL YEAR ENDED              COMMISSION FILE NUMBER
             DECEMBER 31, 1997                          0-12926
                                     _________

                                  JMC GROUP, INC.
               (Exact name of registrant as specified in its charter)


                 DELAWARE                             95-2627415
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)              Identification No.)

             9710 SCRANTON ROAD, SUITE 100, SAN DIEGO, CALIFORNIA 92121

                (Address of principal executive offices)  (Zip Code)

          REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 619-450-0055
                                     _________

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

                                  Yes /X/  No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /
                                     _________

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 10, 1998 was approximately $3,735,258 representing approximately 4,980,344 shares.

     As of February 10, 1998, the registrant had 6,044,351 shares of its Common Stock, $.01 par value, issued and outstanding.
                                     _________

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

     The Company has operated its business in one industry segment - annuity, insurance and mutual fund sales and sales support services through financial institutions and the related servicing of products previously sold. This business has historically been carried out through the Company's subsidiaries, James Mitchell & Co. and its subsidiaries ("JMC") and JMC Investment Services, Inc. ("JMCI"). JMC and JMCI are structured marketing organizations that sell tax-advantaged annuities, insurance products and mutual funds as investment vehicles to customers of financial institutions through relationships with banks and savings and loan associations and thrifts. The Company's products consist primarily of fixed and variable annuities underwritten by independent life insurance companies and mutual fund shares. The Company has provided support services ("Integrated Support Services" or "ISS") for First Tennessee Bank's internal program for which the Company earned monthly service fees from January 1996 until December 31, 1997, when the relationship with FTB was terminated. See "Material Customers".

     Although the termination or modification of contracts with financial institutions usually ends new sales activities, JMC continues, in most cases, to provide services to the customers of the institution and earns fees for these services based on the accumulated asset value of the accounts being serviced. First Tennessee Bank selected the option of acquiring JMC's right to future asset-based fee revenues at the termination of its contract. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Results of Operations - 1997 compared to 1996."

     During 1997, the average monthly accumulated value of assets being serviced for such inactive clients was over $432 million generating annual 1997 asset-based fee revenues of $1,502,000.

     On December 22, 1997 the Company announced that it was withdrawing from its traditional retail sales business and terminating its relationship with each of its remaining bank clients. Citing a severely restricted market for the Company's services, the Board determined it was in the best interest of stockholders to preserve capital and assets and to look for a business alternative. As a result of these decisions, the Company commenced a restructuring aimed at enhancing the servicing of the asset fee block to maximize return and reducing costs in all areas of operations. All sales and marketing efforts and costs are being evaluated and total personnel reduced to a maintenance level. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - 1997 Compared to 1996 - Restructuring."

PRINCIPAL MARKETS AND METHODS OF DISTRIBUTION

     Through the end of 1997, the principal market for JMC's services has been banks, savings and loan associations and thrifts. An independent marketing organization such as JMC provided these institutions with the ability to make products available to their customers and receive fee income.

     Historically, the primary distribution method employed by the Company and its financial institution clients for the sale of annuities and insurance products has been a fully managed alternative investment program. Mutual fund products were generally sold directly by JMC's employees to financial institution customers. JMC's structured retail marketing organization employs the retail sales force and thereby controls the point of sale.

PRINCIPAL PRODUCTS

     The principal investment products offered by JMC to customers of its financial institution clients have been fixed and variable annuities and mutual funds, including equity funds, fixed income funds and tax exempt funds. Annuities are primarily used as tax-deferred retirement savings vehicles. There is a penalty if funds are withdrawn before age 59 1/2 or within a specified period of time, usually 5 to 8 years. Unlike individual retirement accounts there is no maximum investment cap either annually or in total and contributions are not tax-deductible. Immediate annuities provide guaranteed income for a specified number of years or for an individual's lifetime.

     During 1997, the mix of annuities and insurance products sold by JMC was as follows: 41% fixed annuities and 59% variable and other annuities. The corresponding product mix percentages of annuities sold by the Company in 1996 and 1995 were 41% fixed/59% variable and other and 65% fixed/35% variable and other, respectively. Sales of annuities represented 56%, 55% and 65%, respectively, of total sales in each of 1997, 1996 and 1995. The gross revenue rate received by JMC on the sale of annuity products is significantly greater than the gross revenue rate received on mutual fund shares. In addition, the gross revenue rate received on fixed annuity products is greater than the gross revenue rate received on variable and other annuities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Results of Operations - 1997 Compared to 1996" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - 1996 Compared to 1995" for further explanation of the impact of product mix on revenues and gross margin.

     The Company's subsidiaries have negotiated relationships with numerous national insurance providers and, during 1997, such subsidiaries sold the products of New York Life Insurance and Annuity Company, Keyport Life Insurance Company, Aetna Life Insurance and Annuity Company, Liberty Life Assurance Company, The Life Insurance Company of Virginia, Allianz Life Insurance Company of North America and Transamerica Life Insurance and Annuity Company, among others. All of these companies have A or higher ratings from A.M. Best.

     Prior to the termination of sales activities, the Company's subsidiaries' arrangements with each of its annuity and insurance provider companies were very similar. JMC acted as an agent and sold the provider's products to customers of financial institution clients. In addition, the Company's subsidiaries handled certain administrative responsibilities and provided ongoing customer service. Both of these functions are often provided directly by the annuity and insurance provider in other agency relationships. Historically, the Company's subsidiaries earned commissions from the sale of the provider's products. In addition to the commission on the initial sale, they also earned a monthly asset-based fee on most products, based on the accumulated value of each contract for as long as the contract is in force and annuity payments have not started. Contracts with annuity and insurance providers are generally terminable by either party on thirty days' notice with regard to all of their provisions, except that the provider company continues to be obligated to pay the Company its monthly asset-based fee so long as there remains in force any accumulated value of contracts sold prior to termination of the contract. During 1997, the Company received approximately $1.3 million in annuity commissions and $1.5 million in asset-based fee revenues related to annuity contracts. Commissions are net of actual and projected chargebacks for surrenders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - 1997 Compared to 1996" related to events impacting asset-based fee income during 1997 such as the net gain on the sale of rights to certain future asset-based fee revenue.

     Management believes that the Company's subsidiaries have maintained strong relations with their current annuity and insurance provider companies. Many of the products were developed jointly by the Company with the annuity and insurance provider companies specifically for use in the Company's programs. In connection with the sale of annuity and insurance products, JMC does not assume any of the underwriting risks or obligations of the insurance company itself. The Company conducts due diligence and has an established policy of selling only the products of insurance companies which it believes are highly rated and financially sound.

     Although sales of mutual funds have been suspended as well, the Company's subsidiaries have agreements to sell mutual fund shares for a large number of mutual fund families, including Putnam, Federated, Fidelity, Oppenheimer, Franklin-Templeton and American Capital. JMC receives commissions for the sale of mutual fund shares and, in most instances, receives ongoing fees for providing continuing customer service. The Company will continue to service its mutual fund customers. Until December 31, 1997, JMC Financial Corporation acted as a clearing agent for First Tennessee

Brokerage, Inc. In connection with the sale of mutual fund shares, JMC's representatives act strictly as agents and neither company underwrites securities.

MATERIAL CUSTOMERS

     During 1997, Independence Savings Bank, First Tennessee Bank and residual asset fees from Wells Fargo Bank (which includes First Interstate Bank, from annuities sold to customers of former client Sacramento Savings) accounted for approximately 32%, 26% and 12%, respectively, of the Company's commission revenues. The Company's relationship with First Tennessee Bank was terminated on December 31, 1997.

COMPETITION

     From inception through the suspension of active sales efforts at the end of 1997, the Company operated in a very competitive environment and competed for client bank relationships with other third-party marketing firms. Some of its competitors are subsidiaries of major insurance and mutual fund companies that operate marketing organizations similarly targeting sales of annuities, insurance products and mutual fund shares to customers of banks, savings and loan associations and thrifts. Many of the organizations affiliated with underwriters and distributors have the ability to offer very attractive pricing to potential client financial institutions. The largest and most recognized organizations competing in this general field are Great Northern Annuity (GNA), Essex, Liberty Securities, Marketing One and INVEST. Some financial institutions also elect to manage annuity, insurance and mutual fund sales programs internally, rather than use a third-party marketing firm. Generally it is the larger financial institutions who establish such internal programs. In addition, customers of financial institutions who might have purchased products from the Company can obtain similar products from licensed insurance agents, stockbrokers and financial institutions not affiliated with JMC. The principal method of competition is price, product and service.

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

REGULATION

     JMC and certain of its subsidiaries and JMCI are subject to extensive state regulation in those states in which they are licensed to conduct insurance business. Each state's insurance regulator exercises jurisdiction over the licensing of agents, supervises the form and content of sales literature and other materials distributed to the public, and generally acts to protect consumers from misrepresentation and other unfair conduct. Legislation changing the substantive or procedural rules governing the insurance departments, insurers or agents may affect the mode of operation and profitability of insurance agencies. Insurance commissioners, to protect the public, may maintain administrative proceedings which could result in cease and desist orders, fines or the suspension or cancellation of an agent's license.

     The securities industry in the United States is also subject to extensive regulation under both federal and state law. The SEC is the federal agency responsible for the administration of federal securities laws. Much of the regulation of broker-dealers has been delegated to the self-regulatory organizations, principally the NASD and the securities exchanges.

Certain of the Company's subsidiaries are subject to regulation by the SEC and the NASD. The NASD conducts periodic examinations of member broker-dealers in accordance with rules it has adopted and amended from time to time, subject to approval by the SEC. These subsidiaries are also subject to regulation by state securities authorities in those states in which they do business. Additional legislation, changes in the rules promulgated by the SEC and the NASD, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. NASD rules applicable to members operating on the premises of financial institutions are similar to the rules already adopted by bank regulators. See the discussion of the "Interagency Guidelines" below. These rules allow the NASD to also regulate the physical location of sales within financial institutions, the signage necessary, customer disclosures, compensation of unregistered bank employees and public communications, among other aspects of the business. The rules are more comprehensive and cover areas not previously addressed by the SEC, but have been addressed in the "Interagency Guidelines," as discussed below. The SEC, the NASD and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than the protection of creditors and stockholders of broker-dealers.

     The Company's client financial institutions also operate in a highly regulated environment. Existing federal rulings allow national banks and certain other federally regulated financial institutions to sell annuities and mutual fund shares, but restrict the sale of many types of insurance products. See the discussions of NATIONSBANK VS. VARIABLE ANNUITY LIFE INSURANCE COMPANY below. In February 1994, all of the primary federal banking regulators issued a single set of guidelines (the "Interagency Guidelines") regarding the retail sale of non-deposit investment products, such as annuities and mutual funds, through banks, savings and loan associations and thrifts. Since issuance of the Interagency Guidelines, the federal banking agencies conducted audits of the non-deposit investment programs at numerous financial institutions. As a result of these audits, certain of the agencies have further clarified certain provisions of the Interagency Guidelines especially in regards to customer disclosures. In addition, state-chartered financial institutions are subject to regulation by state banking agencies. These agencies and state insurance regulators may limit the ability of banks, savings and loan associations and thrifts to engage in the annuity, insurance and mutual fund sales businesses through third-party marketing organizations or otherwise.

     On January 18, 1995, the United States Supreme Court issued its decision in the case of NATIONSBANK VS. VARIABLE ANNUITY LIFE INSURANCE COMPANY (the "VALIC case"). The ruling upheld the Office of the Comptroller of the Currency's ("OCC") decision that national banks could sell annuities. The Comptroller had found that such products were not insurance within the meaning of the National Bank Act and that the sale of annuities by national banks was within the "incidental powers" granted to them under that act. The
U. S. Supreme Court concurred with this judgment. The ruling in the VALIC case appears to open the door for federally chartered financial institutions to sell annuities, even in states where state insurance laws would prohibit such sales. It also appears to create a similar opportunity for state banks in the majority of states where state law permits state-chartered financial institutions to engage in any business permitted for a national bank. At the present time there are federal court proceedings and state and federal legislative proposals which could limit or alter the ability of banking institutions to sell annuities and insurance products. It is not possible to predict the outcome of any such proceeding or the likelihood that any particular proposal will be enacted or what effect such a change would have on banking institutions.

EMPLOYEES

     As of February 10, 1998, the Company had fourteen full-time employees.

ITEM 2. PROPERTIES

     During 1997, the Company maintained only its corporate office. The facility exceeds the Company's requirements and the Company intends either to renegotiate the lease or locate alternative suitable space upon or before the expiration of the lease. The following is the lease for the principal facility utilized in the Company's operations as of December 31, 1997:

          Corporate Headquarters
          9710 Scranton Road
          Suites 100 and 120
          San Diego, CA 92121
          Exp. Date: October 1998
          Square Footage: 14,169

ITEM 3. LEGAL PROCEEDINGS

     The Company's broker-dealer subsidiary, JMC Investment Services, Inc.
(JMCI), has been named as a defendant in a NASD arbitration regarding sales of real estate limited partnerships by Spear Rees & Co. (the predecessor to JMCI) between 1990 and 1993. Management does not believe that any such proceeding will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters other than election of directors at the annual meeting on May 5, 1997 were submitted to a vote of security holders during the fiscal year ended December 31, 1997.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Common Stock of the Company is principally traded in the NASDAQ National Market System ("NMS") under the symbol JMCG and is owned as of February 10, 1998 by approximately 233 shareholders of record with approximately 876 beneficial owners. Approximately six broker-dealers are market makers in the Company's stock on the NASDAQ NMS. The Company has been advised by NASDAQ that the Common Stock may no longer meet the requirements for continued listing on the NMS and that the Common Stock may be removed from trading on the NMS. If delisted from the NMS, the Company's Common Stock may be listed on the NASDAQ SmallCap Market or Over-the-Counter Bulletin Board.

     The Company is also listed on the Pacific Exchange under the symbol JMC, but the trading volume in the Company's Common Stock on the Pacific Exchange is not material.

     The following table reflects the high and low sales prices on the NASDAQ National Market System for the Company's Common Stock for the four quarters of each of 1997 and 1996:

                                             Sales Price
                                        ---------------------
                                          High           Low
                                        ---------------------
                    1997
                     First Quarter       $1.531         $0.906
                     Second Quarter      $1.188         $0.688
                     Third Quarter       $0.969         $0.625
                     Fourth Quarter      $0.953         $0.625

                    1996
                     First Quarter       $3.125         $0.906
                     Second Quarter      $4.125         $3.000
                     Third Quarter       $3.688         $1.125
                     Fourth Quarter      $1.563         $0.750

DIVIDENDS

     No dividends were paid by the Company during fiscal 1997. Future dividends, if any, will be determined by the Company's Board of Directors, based upon the Company's profitability, its cash position and other considerations deemed appropriate.

ITEM 6. SELECTED FINANCIAL DATA


SELECTED ANNUAL FINANCIAL DATA

-----------------------------------------------------------------------------------------------------------------------------------
            Years ended December 31,                        1997          1996              1995            1994             1993
-----------------------------------------------------------------------------------------------------------------------------------
 Selected          Total revenues                    $  6,303,291   $ 11,845,436    $  20,371,860   $  33,357,242   $  49,318,460
 Financial Data    Income (loss) from continuing
                   operations                        $  (257,292)   $   (502,919)   $   1,741,124   $  (2,370,155)  $   4,368,141
                   Income from discontinued
                      operations                     $         -    $          -    $           -   $           -   $     514,904
                   Net income (loss)                 $  (257,292)   $   (502,919)   $   1,741,124   $  (2,370,155)  $   4,883,045
----------------------------------------------------------------------------------------------------------------------------------
 Earnings Per      Income (loss) from continuing
 Share - Basic     operations                           $  (0.04)       $  (0.08)         $  0.28        $  (0.36)        $  0.62
 and Diluted       Income from discontinued
                   operations                           $      -        $      -          $     -        $      -         $  0.07
                   Net income (loss)                    $  (0.04)       $  (0.08)         $  0.28        $  (0.36)        $  0.69
----------------------------------------------------------------------------------------------------------------------------------
 Balance Sheet     Total assets                      $  7,918,988    $  8,766,023     $  9,511,828    $  8,380,931    $ 15,426,738
                   Total liabilities                 $  1,837,925    $  2,248,120     $  2,511,006    $  3,121,233    $  6,868,923
                   Stockholders' equity              $  6,081,063    $  6,517,903     $  7,000,822    $  5,259,698    $  8,557,815
----------------------------------------------------------------------------------------------------------------------------------

Cash dividends of $456,465 and $969,798 were paid during 1994 and 1993, respectively.

No cash dividends were paid during 1997, 1996 or 1995.

SELECTED QUARTERLY FINANCIAL DATA

---------------------------------------------------------------------------------------------------------------
                                                     First          Second           Third            Fourth
                                                     Quarter        Quarter          Quarter          Quarter
---------------------------------------------------------------------------------------------------------------
 1997
           Commission revenues                   $  1,138,791     $  1,080,631     $  1,022,328    $    952,814
           Net income (loss)*                    $   (250,580)    $   (290,133)    $   (160,901)   $    444,322
           Earnings per share - Basic
             and Diluted:
                Net income (loss)                $      (0.04)    $      (0.05)    $      (0.03)   $       0.07
           ----------------------------------------------------------------------------------------------------
 1996
           Commission revenues                   $  2,763,979     $  2,491,021     $  2,244,812    $  2,041,916
           Net income (loss)**                   $   (132,242)    $   (215,121)    $   (682,406)   $    526,850
           Earnings per share - Basic
             and Diluted:
                Net income (loss)                $      (0.02)    $      (0.03)    $      (0.11)   $       0.08
           ----------------------------------------------------------------------------------------------------
           ----------------------------------------------------------------------------------------------------

*THE FOURTH QUARTER INCLUDES THE SALE OF RIGHTS TO FUTURE ASSET-BASED FEES OF $1,870,000 ($1,234,000 AFTER ESTIMATED TAX PROVISION) AND ONE-TIME CHARGE FOR RESTRUCTURING OF $589,000 ( $389,000 AFTER ESTIMATED TAX BENEFIT).

**NON-RECURRING ITEMS INCLUDED IN THE QUARTERLY NET INCOME (LOSS) FIGURES FOR 1996 INCLUDE: (a) EXPENSES RELATED TO THE PROPOSED MERGER WITH USBA OF $704,000 ($433,000 AFTER-TAX BENEFIT) IN THE THIRD QUARTER; AND (b) NET GAIN ON SALE OF RIGHTS TO FUTURE ASSET-BASED FEES OF $1,844,000 ($1,189,000 AFTER-TAX PROVISION) AND THE WRITE-OFF OF THE REMAINING UNAMORTIZED BALANCE OF THE MARKETING AGREEMENT WITH USBA, NET OF A SETTLEMENT WITH USBA, IN THE AMOUNT OF $515,000 ($332,000 AFTER-TAX BENEFIT) IN THE FOURTH QUARTER.

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

     RESTRUCTURING. During the fourth quarter of 1997, the Company's Board of Directors decided to withdraw from retail sales in the bank marketplace and approved a restructuring plan which was developed and implemented by management. The Company recorded one-time restructuring charges in the amount of $589,000. The restructuring charges included current and future cash requirements for severance costs and costs related to a premature lease termination of $221,000 and $164,000, respectively, and non-cash expenses of $204,000 associated with the write-off of certain assets. As of December 31, 1997, there was a balance of $411,000 remaining in the restructuring accrual primarily related to severance costs and premature lease termination costs.

1997 COMPARED TO 1996

     GENERAL. Revenues and expenses include the accounts of the Company's subsidiaries, JMC and JMCI.

     The Company reported a net loss for the year ended December 31, 1997 of $257,000 (after providing for income tax benefit of $123,000) compared with net loss of $503,000 (after providing for income taxes of $243,000) in 1996. Included in the 1997 and 1996 results were the following:

     1997:

     - A gain of $1,870,000 ($1,234,000 or $.20 per share after estimated tax provision) on the sale of the rights to future certain asset-based fee revenues to a client financial institution.

     - One-time, pre-tax charges for restructuring of $589,000 ($389,000 or $0.06 per share after estimated tax benefit).

     1996:
     - A net gain of $1,844,000 ($1,189,000 or $.19 per share after estimated tax provision) on the sale of the rights to future asset-based fee revenues to a former client financial institution. The net gain is a result of a sales price of $2.1 million less costs associated with the loss of Central Fidelity Bank as a client of $256,000. These costs are primarily related to closing of facilities and consolidation of personnel functions due to the resulting loss of business created by the Central Fidelity termination.

     - Expenses net of recoveries related to a Marketing Plan and Marketing Agreement as well as a proposed merger as follows:

          - Payment for a Marketing Plan and Marketing Agreement of $1.25 million, which had been capitalized and was being amortized over a five-year period, written off in its entirety in the fourth quarter of 1996 ($806,000 or $.13 per share after estimated tax benefit);

          - Expenses related to the proposed merger including primarily legal, accounting, investment banking and printing expenses of $884,000 ($570,000 or $0.09 per share after estimated tax benefit); and

          - Recovery on settlement of legal proceedings for amounts paid on the Marketing Plan as well as expenses incurred on the proposed merger of $500,000 ($322,000 or $.05 per share after estimated tax provision).

     Excluding the above-mentioned items, the Company would have reported an after-tax loss of $1,102,000 (or $0.18 per share after an estimated tax benefit of $559,000) in 1997 as compared to an after-tax loss of $639,000 (or $.10 per share after an estimated tax benefit of $318,000) in 1996.

     Total revenues for 1997 were $6,303,000 compared to revenues of $11,845,000 in 1996, a decrease of $5,542,000 or 47%. As previously stated, revenues for 1997 and 1996 include net gains on the sale of rights to asset-based fee revenues of $1,870,000 and $1,844,000, respectively. In addition to these revenue items, the Company earned transition fee revenue of $250,000 in 1996. The transition fee, which was negotiated by the Company with a client financial institution, was intended to cover the cost of operation during a transitional period prior to termination of the Company's relationship with this financial institution client.

     Excluding the net gain on the sale of the rights to asset-based fee revenues in 1997 and 1996, but including transition fees, revenues for 1997 would have been $4,433,000 compared to $10,001,000 in 1996 (a decrease of $5,568,000 or 56%). This reduction in revenues is primarily attributable to the following:

     - Lower gross sales volumes which declined $78 million or 66% due primarily to the termination of the Virginia operation at the end of 1996 and the transition of the Tennessee program as of January 31, 1996 (see also "Trends and Uncertainties" later in this section);

     - A decrease of approximately $923,000 in asset-based fee revenue in 1997 compared to 1996. This decrease is primarily a result of the sale of the rights to certain future asset-based fee revenues for its Virginia-based client at the end of 1996.

     Total expenses for 1997 were $6,684,000 compared to $12,592,000 in 1996. Total expenses for 1997 would have been $6,095,000, a decrease of $4,863,000 or 44%, when compared to 1996 expenses, excluding the previously described one-time charges of $589,000 for restructuring in 1997 and $884,000 in merger-related expenses and $750,000 net loss on a marketing agreement in 1996. This drop in total expenses is primarily attributable to the following:

     - A $2,182,000 or 56% reduction in fees to financial institutions due to lower sales volume.

     - A $388,000 or 70% reduction in salesperson's commissions also due to lower sales volume, and

     - An additional $2,293,000 or 35% reduction in base operating expenses as a result of the termination of the Company's Virginia operations at the end of 1996.

     Prior to cessation of its sales efforts, the Company's gross margin rate (gross revenue rate less payout rate to financial institutions and salesperson commissions) was sensitive to changes in product mix which is impacted by fluctuations in interest rates and other market conditions. The highest gross margin rate is achieved on the sale of fixed annuities, followed by variable annuities with mutual funds producing the lowest gross margin rate.

     Fixed annuities achieve a higher gross margin rate because the Company receives a higher gross revenue rate on fixed annuities but makes payments to its financial institution clients and sales personnel at a constant rate. Mutual funds achieve the lowest gross margin rate due to the significantly lower gross revenue rate paid on these products, even though the payout to the Company's financial institution clients is a fixed percentage of the gross revenue rate. During 1997 and 1996, variable annuity and mutual fund sales comprised 77% of total sales.

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

     1996:


     - A net gain of $1,844,000 ($1,189,000 or $.19 per share after estimated tax provision) on the sale of the rights to future asset-based fee revenues to a client financial institution. The net gain is a result of a sales price of $2.1 million less costs associated with the loss of Central Fidelity Bank as a client of $256,000. These costs are primarily related to closing of facilities and consolidation of personnel functions due to the resulting loss of business created by the Central Fidelity termination.

     - Expenses net of recoveries related to a Marketing Plan and Marketing Agreement as well as a proposed merger as follows:

          - Payment for a Marketing Plan and Marketing Agreement of $1.25 million, which had been capitalized and was being amortized over a five-year period, written off in its entirety in the fourth quarter of 1996 ($806,000 or $.13 per share after estimated tax benefit);

          - Expenses related to the proposed merger including primarily legal, accounting, investment banking and printing expenses of $884,000 ($570,000 or $0.09 per share after estimated tax benefit); and

          - Recovery on settlement of legal proceedings for amounts paid on the Marketing Plan as well as expenses incurred on the proposed merger of $500,000 ($322,000 or $.05 per share after estimated tax provision).

     1995:
     -    A net gain of $3,914,000 ($2,349,000 or $0.38 per share after estimated tax provision) on the sale of the rights to certain future asset-based fee revenues to a client financial institution. The net gain is a result of a purchase price of $4.05 million less costs associated with the loss of the Company's Florida operations of $136,000.

     - Other revenue in the amount of approximately $1,309,000 ($785,000 or $0.13 per share after estimated tax provision) related to the final portion of that same client financial institution's payment for the right to hire certain employees and certain other services.

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

     Excluding the one-time payments for the right to hire certain JMC employees in 1995 and the net gain on the sale of the rights to certain asset-based fee revenues in 1996 and 1995, but including transition fees, revenues for 1996 would have been $10,001,000 compared to $15,149,000 in 1995 (a decrease of $5,148,000 or 34%). This reduction in revenues is primarily attributable to the following:

     - Lower gross sales volumes which declined $67 million or 36% due primarily to:

          - The transition of the First Tennessee program as of January 31, 1996 and the termination of the Florida operations during 1995 (see also "Trends and Uncertainties" later in this section) contributed to a $92 million sales volume decline in 1996 vs. 1995. This decrease is offset by an increase of $25 million from existing clients. The Company transitioned the relationship with its Tennessee client from sales to services on February 1, 1996 and thus sales production for this client is not reflected after this date. The Company terminated sales production with its Florida client after August 1995.

     - A slight decrease in the gross revenue rate on products sold in 1996 compared to 1995 due to a shift in the product mix to mutual funds and variable annuities, both of which pay lower commissions than that of fixed annuities. Annuity sales as a percentage of total product sales were 55% in 1996 compared to 65% in 1995. In addition, fixed annuity sales as a percentage of total annuity sales were 41% in 1996 as compared to 65% in 1995.

     - A decrease of approximately $2,161,000 in asset-based fee revenue in 1996 compared to 1995. This decrease is primarily a result of the sale of the rights to certain future asset-based fee revenues for its Florida-based client at the end of August 1995.

     Total expenses for 1996 were $12,592,000 compared to $17,375,000 in 1995. Excluding the previously described one-time charges of $884,000 in merger-related expenses and $750,000 net loss on a marketing agreement, total expenses for 1996 would have been $10,958,000, a decrease of $6,417,000 or 37%, when compared to 1995 expenses. This drop in total expenses is primarily attributable to the following:

     - A $2,472,000 or 39% reduction in fees to financial institutions due to lower sales volume. The percentage decrease to financial institutions is slightly more than the decrease in production due to the fact that the fee rates on those clients with lower production volumes was greater than the fee rates on the remaining clients or clients who had an increase in production;

     - A $284,000 or 34% reduction in salesperson's commissions also due to lower sales volume, and

     - An additional $3,661,000 or 36% reduction in base operating expenses as a result of the following:

          - The reconfiguration and ultimate termination of the Company's Florida operations in August 1995; and

          - The reconfiguration of the Company's Tennessee operations in February 1996.

     During 1996, variable annuity and mutual fund sales comprised 77% of total sales compared to 58% of total sales in 1995, resulting in a decline in the gross margin rate on total product sales in 1996 from 1995.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, the Company had cash and cash equivalents of approximately $4,262,000, a decrease of $421,000 from $4,683,000 in cash and cash equivalents at December 31, 1996.

     Significant sources and uses of such amounts during 1997 included:

     - Approximately $407,000 related to the gain on sale of rights to future asset fees. This amount was generated by a sales price of $2,200,000 less $1,463,000 of such sale price, which was deferred the first quarter of 1998 and $330,000 payable March 31, 1998 if certain contingencies are met.

     - A $431,000 federal income tax refund and payment of the $300,000 remaining balance of the proceeds from the sale of rights to future asset-based fees in 1996.

     - A payment of $195,000 to repurchase stock from a former officer and director of the Company.

     -    Purchases of computer equipment and program development of $144,000.

     - A pre-tax loss of $2,250,000, excluding the gain on sale of asset-based fees. These cash uses were offset, in part, by non-cash expenses of $461,000 relating to depreciation and amortization and $204,000 relating to restructuring charges and unpaid balance of accrued charges and unpaid balance of accrued restructuring charges of $361,000.

     The Company's cash needs are affected by its ongoing expenses. These expenses include fees to financial institutions and sales commissions, which fluctuate with sales production volumes ("production-based expenses") and other operating expenses, such as employee salaries and rent, which bear no precise correlation to sales volume ("base operating expenses"). The Company has significantly reduced the level of base operating expenses since its restructuring plans were implemented in 1994 and 1997. With the December 1997 restructuring, base monthly operating expenses were decreased from approximately $366,000 in January of 1997 to approximately $180,000 in January of 1998. The Company anticipates further reductions in operating expenses as the effects of restructuring are realized.

     The Company has in the past sold financial products, primarily annuities and mutual funds. Under its arrangements with the provider companies, the Company earns commissions on each sale and is entitled to ongoing asset-based fees and 12b-1 fees on the average accumulated value of assets. Under arrangements with most of its client financial institutions, the Company is also required to pay an asset-based fee which, although varying by product, amounts to approximately 50-55% of the fee earned from its provider companies for as long as the marketing relationship with the financial institution continues. The provisions for payment of asset-based fees to client financial institutions after the termination of the marketing relationship varies from institution to institution and depends upon the manner in which the relationship is terminated. At December 31, 1997, the accumulated value of assets on which the Company will receive asset-based fee revenue was approximately $346 million (including mutual funds paying 12b-1 fees). Asset-based fee revenue and asset-based fee expense to financial institutions amounted to approximately $1,782,000 and $568,000, respectively, in 1997.
The reduction in these amounts as compared to 1996 is primarily the result of the sale of the rights to asset-based fees generated by the Virginia operation. Due to the sale of rights to future asset-based fees to First Tennessee Bank at the end of 1997 and the termination of all bank programs, future asset fee revenues and asset fees expensed to financial institutions will be lower in 1998. During 1997, the First Tennessee Bank assets, for which the right to future asset-based fees was sold to the bank on December 31, 1997, generated $641,000 in asset fee revenues but also required $282,000 in fees to the bank for a net to JMC of $359,000.

     Future fees, both those due from the provider company and those due to financial institution clients, are not reflected as an asset or a liability in the Consolidated Balance Sheets. However, management does believe a value exists related to the present value of the projected future net asset fees to be retained by the Company. Such projected future net asset fees are a function of the projected accumulated value of assets in-force multiplied by the net asset fee rate (gross asset fee rate less amount committed to the financial institution). The current value to the Company would then be the discounted present value of such projected future asset fees less the present value of an estimated cost to service the customers making up such in-force assets. Management's belief that a present value for such future asset-based fees exists and the estimates used to calculate the range of such value are supported by the sale of the right to these types of future fees in 1997 and prior years. The projected value of the future asset-based fees on the remaining block of business at December 31, 1997 is based on assumptions as to growth, persistency, the ability of the Company to provide any services necessary to be entitled to such fees and risk adjusted discount rates. The assumptions as to persistency and growth of the business are based on historical data maintained by the Company since its inception. The discount rate used of between 8% and 10% is based on a risk-free rate of return plus a nominal additional factor for risk (taking into account that risk factors are materially covered by the estimated persistency and growth rates).
Management believes the range of values of these net future revenues is appropriately estimated at $3.5 million to $4.5 million, pre-tax, based on the Company's valuation calculations. Such estimated values are based on realization of the estimates on the variables used in the calculation (which are consistent with estimates used in prior sales of future rights) and the actual realization, if any, could be higher or lower than this range.

     While the Company's revenue base declined substantially during 1997 and will decline even further in 1998 due to the termination of all bank programs, base operating expenses have declined as well and will decline further as the Company's restructuring is implemented. Thus, with the approximate $4.3 million of cash at year-end coupled with the anticipated cash flow in 1998 resulting from the final installment on the First Tennessee purchase ($1.4 million received in January 1998 and $330,000 in second quarter of 1998) and other asset fees, management expects the Company will meet its operating and capital expenditure needs over the next twelve months.

TRENDS AND UNCERTAINTIES

     TERMINATION OF HISTORICAL BUSINESS LINES. By terminating all bank programs at the end of 1997, the Company has substantially exited from its traditional lines of business. The Company will continue to service and maintain all annuity contracts and mutual fund accounts in place at the year-end in order to continue to maximize the return on those assets.

     Management and the Board are actively seeking an appropriate business combination opportunity for the Company. In the alternative, management and the Board are looking for an investment opportunity for the Company to invest some or all of its remaining liquid assets. In the interim, the Company's cash assets are invested in government securities, mutual funds and cash equivalents. If the Company does not find an operating entity to combine with, and if its assets are not invested in certain types of securities (primarily government securities), it may be deemed to be an investment company under the terms of the Investment Company Act of 1940, as amended. The Board intends to take defensive steps to avoid inadvertent application of the Act to the Company and the attendant additional regulatory requirements.

     The Company is aware of the issues associated with the programming code in the existing computer systems as the year 2000 approaches. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. The Company will expand necessary resources to assure that its computer systems are reprogrammed in time to effectively deal with transactions in the year 2000 and beyond. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company. Management has not yet assessed the year 2000 compliance expense and related potential effect on the Company's earnings.

ITEM 8.   FINANCIAL STATEMENTS


                                  JMC GROUP, INC.
                                  AND SUBSIDIARIES

                         CONSOLIDATED FINANCIAL STATEMENTS

                                    YEARS ENDED

                          DECEMBER 31, 1997, 1996 AND 1995


                                      CONTENTS


INDEPENDENT AUDITORS' REPORT . . . . . . . . . . . . . . . . . . . . . . . . .16

CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . . . . . . . . . . . . .17

CONSOLIDATED STATEMENTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . .18

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY . . . . . . . . . .19

CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . . . . . . . . . . . . .20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . .21

INDEPENDENT AUDITORS' REPORT

     We have audited the accompanying consolidated balance sheets of JMC Group, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of JMC Group, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

     As discussed in Note 1, to the financial statements, on December 22, 1997, the Company announced its intention to withdraw from the retail sales business and terminate its relationship with each of its financial institution clients.


/s/ DELOITTE & TOUCHE LLP


San Diego, California
February 16, 1998

                      JMC GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                                      December 31,        December 31,
                                                                         1997                 1996
                                                                     -------------       -------------
ASSETS
 CURRENT ASSETS
   Cash and cash equivalents                                         $  4,261,531        $  4,682,883
   Cash segregated under securities regulations                           922,207           1,247,231
   Receivables from insurance companies                                   329,265             674,409
   Receivable from financial institution                                1,462,861             325,000
   Income taxes receivable                                                      -             424,746
   Deferred tax asset                                                     251,426             194,361
   Other assets                                                           195,219             243,256
                                                                     -------------       -------------
       TOTAL CURRENT ASSETS                                             7,422,509           7,791,886

 Furniture, equipment and leasehold improvements-
   net of accumulated depreciation and amortization
   of $1,435,362 in 1997 and  $1,466,390 in 1996                           77,925             212,844

 Asset-based fees purchased - net of accumulated
   amortization of $978,575 in 1997 and $635,836 in 1996                  418,554             761,293
                                                                     -------------       -------------
       TOTAL ASSETS                                                  $  7,918,988        $  8,766,023
                                                                     -------------       -------------
                                                                     -------------       -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Accrued fees to financial institutions                              $  113,009          $  321,609
   Customer funds segregated under securities regulations                 922,207           1,247,231
   Accrued restructuring charges                                          410,785              11,560
   Accrued expenses and other liabilities                                 242,871             479,996
   Allowance for contract cancellations                                    55,822              53,813
   Income tax payable                                                      11,659                   -
   Accrued payroll and related expenses                                    81,572             133,911
                                                                     -------------       -------------
       TOTAL CURRENT LIABILITIES                                        1,837,925           2,248,120


 STOCKHOLDERS' EQUITY
   Preferred stock, no par value; authorized 5,000,000 shares                   -                   -
   Common stock, $.01 par value; authorized 20,000,000
     shares; issued and outstanding 6,044,351 shares in 1997
     and 6,218,898 shares in 1996                                          60,443              62,189
   Additional paid-in-capital                                             466,849             644,651
   Retained earnings                                                    5,553,771           5,811,063
                                                                     -------------       -------------
       TOTAL STOCKHOLDERS' EQUITY                                       6,081,063           6,517,903
                                                                     -------------       -------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  7,918,988        $  8,766,023
                                                                     -------------       -------------
                                                                     -------------       -------------

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                      JMC GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                         YEARS ENDED DECEMBER 31,
                                                                                   1997           1996           1995
REVENUES                                                                      ------------   ------------   -------------
      Commissions                                                             $  4,194,564   $  9,541,728   $ 14,312,707
      Net gain on sale of rights to certain future asset-based fee revenues      1,870,000      1,844,393      3,914,350
      Interest                                                                     229,140        204,505        244,401
      Other                                                                          9,587        254,810      1,900,402
                                                                              ------------   ------------   -------------
         TOTAL REVENUES                                                          6,303,291     11,845,436     20,371,860
                                                                              ------------   ------------   -------------

EXPENSES
      Employee compensation and benefits                                         2,757,601      4,852,670      7,428,369
      Fees to financial institutions                                             1,746,266      3,928,024      6,400,349
      Professional fees                                                            337,369      1,089,861        770,121
      Rent                                                                         273,368        376,917        510,691
      Telephone                                                                     48,573        142,273        231,714
      Depreciation and amortization                                                118,217        227,040        394,188
      Other general and administrative expenses                                    813,164      1,224,926      1,639,136
      Restructuring charges                                                        589,224              -               -
      Marketing plan payment - net of recovery                                           -        750,000               -
                                                                              ------------   ------------   -------------
         TOTAL EXPENSES                                                          6,683,782     12,591,711     17,374,568
                                                                              ------------   ------------   -------------
      INCOME (LOSS) BEFORE INCOME TAXES                                           (380,491)      (746,275)     2,997,292

INCOME TAX PROVISION (BENEFIT)                                                    (123,199)      (243,356)     1,256,168
                                                                              ------------   ------------   -------------

         NET INCOME (LOSS)                                                     $  (257,292)   $  (502,919)  $  1,741,124
                                                                              ------------   ------------   -------------
                                                                              ------------   ------------   -------------

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED                                     $  (0.04)      $  (0.08)       $  0.28
                                                                              ------------   ------------   -------------
                                                                              ------------   ------------   -------------


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      JMC GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CHANGES IN
                             STOCKHOLDERS' EQUITY


                                           Common Stock
                                    -----------------------     Additional
                                    Outstanding                  Paid-in         Retained
                                       Shares       Amount       Capital         Earnings        Total
                                    -----------   ---------    ----------    -------------   ------------
Balances -- January 1, 1995          6,198,898    $  61,989    $  624,851    $   4,572,858   $  5,259,698

Net income for the year ended
   December 31, 1995                       -            -             -          1,741,124      1,741,124
                                    -----------   ---------    ----------    -------------   ------------

Balances -- December 31, 1995        6,198,898       61,989       624,851        6,313,982      7,000,822

Stock options exercised                 20,000          200        19,800              -           20,000
Net loss for the year ended
   December 31, 1996                       -            -             -           (502,919)      (502,919)
                                    -----------   ---------    ----------    -------------   ------------

Balances -- December 31, 1996        6,218,898       62,189       644,651        5,811,063      6,517,903

Repurchased common stock              (194,547)      (1,946)     (192,602)             -         (194,548)
Stock options exercised                 20,000          200        14,800              -           15,000
Net loss for the year
   ended December 31, 1997                   -            -           -           (257,292)      (257,292)
                                    -----------   ---------    ----------    -------------   ------------

Balances -- December 31, 1997        6,044,351    $  60,443    $  466,849     $  5,553,771   $  6,081,063
                                    -----------   ---------    ----------    -------------   ------------
                                    -----------   ---------    ----------    -------------   ------------

The Company's certificate of incorporation also authorizes 5,000,000 shares of no par value preferred stock, none of which has been issued.

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      JMC GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            YEARS ENDED DECEMBER 31,
                                                                                    1997            1996               1995
                                                                                ----------      -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                           $  (257,292)     $  (502,919)     $  1,741,124
   Adjustments to reconcile net income (loss) to net cash used by operating activities:
      Net gain on sale of rights to certain future asset-based fee revenues     (1,870,000)      (1,844,393)       (3,914,350)
      (Gain) loss on sale of fixed assets                                           (5,852)           5,036            28,170
      Depreciation and amortization                                                118,217          227,040           394,188
      Marketing plan payment - net of recovery                                           -          750,000                 -
      Amortization of asset-based fees purchased                                   342,739          218,351           156,195
      Deferred tax provision (benefit)                                             (57,065)         (35,007)          265,230
   Changes in assets and liabilities:
      Cash segregated under securities regulations                                 325,024         (352,962)         (846,523)
      Short-term investments                                                             -                -           536,000
      Receivables from insurance companies                                         345,144          152,562           598,495
      Receivable from financial institution                                        325,000           84,450          (109,450)
      Income taxes receivable                                                      436,405         (359,412)          103,658
      Other assets                                                                  44,594           26,887            26,299
      Accrued fees to financial institutions                                      (208,600)         (45,678)         (611,255)
      Customer funds segregated under securities regulations                      (325,024)         352,962           846,523
      Accrued expenses and other liabilities                                      (237,125)        (402,624)          (44,361)
      Accrued restructuring expenses                                               561,142                -          (201,865)
      Allowance for contract cancellations                                           2,009          (88,690)         (248,036)
      Accrued payroll and related expenses                                         (52,339)         (78,856)         (318,792)
                                                                                ----------      -----------      ------------
            NET CASH USED BY OPERATING ACTIVITIES                                 (513,023)      (1,893,253)       (1,598,750)
                                                                                ----------      -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of rights to certain future asset-based fee revenues         407,139        1,544,393         3,914,350
   Purchase of furniture, equipment and leasehold improvements                    (143,545)         (89,464)         (109,677)
   Proceeds from sale of furniture and equipment                                     7,625           18,609            15,787
   Payment for the consulting and marketing agreement                                    -       (1,250,000)                -
   Recovery of payment and expenses for consulting and marketing agreement               -          500,000                 -
                                                                                ----------      -----------      ------------
            NET CASH PROVIDED BY INVESTING ACTIVITIES                              271,219          723,538         3,820,460
                                                                                ----------      -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of common stock                                                     (194,548)               -                 -
   Proceeds from stock options exercised                                            15,000           20,000                 -
                                                                                ----------      -----------      ------------
NET CASH PROVIDED  (USED) BY FINANCING ACTIVITIES                                 (179,548)          20,000                 -
                                                                                ----------      -----------      ------------

            NET INCREASE  (DECREASE) IN CASH AND CASH
             EQUIVALENTS                                                          (421,352)      (1,149,715)        2,221,710

            CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       4,682,883        5,832,598         3,610,888
                                                                                ----------      -----------      ------------

            CASH AND CASH EQUIVALENTS AT END OF YEAR                           $ 4,261,531      $ 4,682,883      $  5,832,598
                                                                                ----------      -----------      ------------
                                                                                ----------      -----------      ------------

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for:
         Interest                                                              $         -      $       765      $      1,395
         Income taxes                                                          $     9,862      $   273,468      $    979,550

   SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING
      ACTIVITIES:
      Depreciation charged against accrued restructuring expenses              $         -      $         -      $     32,441
      Disposal of furniture and computer software and equipment charged to
         accrued restructuring charges                                         $   161,917      $         -      $          -

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

NOTE 1.  ORGANIZATION AND RESTRUCTURING

     The consolidated financial statements include the accounts of JMC Group, Inc. ("JMCG" or the "Company"), its wholly owned subsidiaries, JMC Investment Services, Inc. ("JMCI") (formerly Priority Investment Services, Inc. which was formerly Spear Rees & Co.) and James Mitchell & Co. and its subsidiaries ("JMC"). Through the end of 1997, the Company was engaged in the business of selling and providing support services for the sales of annuities, insurance products, and mutual funds to the customers of banks, savings and loan associations and thrifts. Effective January 25, 1994, Spear Rees & Co.
changed its name to Priority Investment Services, Inc.   Effective July 23,
1996, Priority Investment Services, Inc. changed its name to JMCI. JMCI is registered with the Securities and Exchange Commission and the National Association of Securities Dealers (NASD) as a broker-dealer.

     RESTRUCTURING. During the fourth quarter of 1997, the Company's Board of Directors decided to withdraw from retail sales in the bank marketplace and approved a restructuring plan which was developed and implemented by management. The Company recorded one-time restructuring charges in the amount of $589,000. The restructuring charges included current and future cash requirements for severance costs and costs related to a premature lease termination of $221,000 and $164,000 respectively, and non-cash expenses of $204,000 associated with the write-off of certain assets. As of December 31, 1997, there was a balance of $411,000 remaining in the restructuring accrual primarily related to severance costs and premature lease termination costs.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

     The Company considers cash on hand, cash in banks, and all highly liquid investments purchased with a maturity of three months or less to be cash and cash equivalents.

CASH SEGREGATED UNDER SECURITIES REGULATIONS

     JMC Financial Corporation, James Mitchell & Co.'s broker-dealer subsidiary ("JMC Financial"), began self-clearing mutual fund transactions for itself and JMCI at the end of 1994. As such, JMC Financial carries customer funds for transactions which have been initiated but not settled as of the balance sheet date. Cash of $922,207 has been segregated in a special bank account for the benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission.

LONG-LIVED ASSETS

     Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") was adopted by the Company in 1996. The Company periodically reviews its long-lived assets in accordance with SFAS 121 to determine if an impairment has occurred. Based on its review, the Company does not believe that an impairment of its long-lived assets has occurred.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

     The Company recognizes and records commission revenue when a sale has been consummated. Annuity and insurance sales are deemed to be consummated when proof of premium payment, the completed application and supporting documentation have been received in the Company's distribution/service center. Mutual fund sales are recorded on the trade date of such sale. Front commission revenues for 1997, 1996, and 1995 were $1,982,231, $6,470,807 and $9,447,074, respectively. Annuity and insurance sales commission revenue is reported net of chargebacks. The Company recognizes and records asset-based fee revenues as they become due from the provider companies, based upon the average accumulated value of assets in force. Asset-based fee revenues for 1997, 1996 and 1995 were $1,782,347, $2,705,055 and $4,865,633, respectively. For the period of February 1, 1996 through December 31, 1997, the Company provided support services related to the sale of annuities and mutual funds with its Tennessee client. Revenue was recognized when services were performed. Service related fees for 1997 and 1996 were $429,669 and $365,866, respectively, and are included in commission revenue for the year.

FEES TO FINANCIAL INSTITUTIONS

     Fees to financial institutions consist of front commission fees and asset-based fees. The Company records front commission fees when a sale has been consummated as described in Revenue Recognition. Front commission fees to financial institutions for 1997, 1996 and 1995 were $833,027, $2,369,951 and $3,332,006, respectively. The Company recognizes and records asset-based fees monthly as they become due to the financial institutions, based upon the average accumulated assets in force during the month. Asset-based fees to financial institutions for 1997, 1996 and 1995 were $913,239, $1,558,074 and $3,068,343, respectively.

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

NET GAIN ON SALE OF RIGHTS TO CERTAIN FUTURE ASSET-BASED FEE REVENUE

     At the end of the fourth quarter of 1997, the Company's agreement with its Tennessee-based financial institution client terminated. As part of the termination agreement, the financial institution exercised its right to purchase future asset-based fee revenues from the Company. The Company recorded a gain of $1,870,000 from the sales price of $2.2 million less $330,000 recognizable after certain contingencies are met in the first quarter of 1998. As of December 31, 1997, the Company received $407,139. The remaining balance of $1,462,861, included in the line item "Receivable from financial institution," is expected to be received in the first quarter of 1998.

     During the fourth quarter of 1996, the Company signed an agreement to terminate its contract with its Virginia-based financial institution client. As part of the termination agreement, the financial institution exercised its right to purchase future asset-based fee revenues from the Company. The Company recorded a net gain of $1,844,393 from the sale.

OTHER INCOME

     For 1995, other income includes revenue received from the Company's Florida-based financial institution client, for the right to hire certain JMC employees of $1,308,500. In addition, 1995 other income includes fees of $538,200 paid to the Company by the same financial institution to transition the sales operation to the financial institution. In 1996, other income includes fees of $250,000 paid to the Company by the Company's Virginia-based financial institution client to transition the sales operations to the financial institution. Costs incurred by the Company to facilitate such transactions are included in expenses for each respective year.

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Furniture and equipment are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the property which range from three to five years. Leasehold improvements, also recorded at cost, are amortized over the lesser of the estimated life of the improvement or the term of the lease.

ASSET-BASED FEES PURCHASED

     The asset is being amortized over 13 years from the acquisition date which represents the estimated life of the asset-based fees purchased. The unamortized balance of this capital asset as of December 31, 1997 was $418,554.

RESTRUCTURING

     Restructuring expenses represent costs specifically associated with the Company's plan of restructuring, which was approved by the Board of Directors in the fourth quarter of 1997, include employee severance, asset write-downs and lease write-offs.

USBA MARKETING AGREEMENT AND PROPOSED MERGER

     During the third quarter of 1996, the Company terminated an Agreement and Plan of Merger with USBA Holdings, Ltd. ("USBA"), at which time all costs previously capitalized and all costs incurred related to the merger were expensed. These merger related expenses, which amounted to $884,000, are included in the 1996 Statement of Operations, primarily within professional fees and other general and administrative expenses.

     During the fourth quarter of 1996, the Company settled with USBA and received a cash payment of $500,000, constituting a partial refund of amounts paid by the Company under a Marketing Agreement and Consulting Agreement and payment of a portion of the Company's expenses incurred in connection with the Agreement and Plan of Merger, and previously issued warrants were returned. The Company, during this period, wrote off the remaining unamortized balance of the payment of $1.25 million, reversed the capitalization of the value of the returned warrants and the amortization expense thereon for the first three quarters of 1996 and recorded the recovery of $500,000. The write-off of the payment and the value of warrants was made in the fourth quarter.

     The entire $1.25 million payment to USBA and the subsequent recovery of $500,000 are included in the line "Marketing Plan payment - net of recovery" and thus, amortization of the plan payment included in depreciation and amortization for the first three quarters of 1996 has been reclassified to this line for more appropriate presentation of material operating transactions.

NOTE 3.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases an office facility and equipment under the terms of operating leases which expire in October 1998. At December 31, 1997 the aggregate minimum noncancelable lease commitment is $181,288. The minimum aggregate rental represents lease payments on both of the Company's offices as if rents were paid on both offices through their respective lease terms less amounts to be received by the Company for the office which has been subleased.

     As of January 1, 1998 the Company had one office which was being subleased. The net obligation on such office, included in the above minimum aggregate rental, is included in accrued restructuring charges as of December 31, 1997.

LEGAL MATTERS

     The Company's broker-dealer subsidiary, JMC Investment Services, Inc.
(JMCI), has been named as a defendant in a NASD arbitration regarding sales of real estate limited partnerships by Spear Rees & Co. (the predecessor to JMCI) between 1990 and 1993. Management does not believe that such proceedings will have a material adverse effect on the Company's financial condition or results of operations.

NOTE 4.  FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

              At December 31, 1997 and 1996, furniture, equipment and leasehold improvements consist of:


                                                                             1997             1996
                                                                         ---------------------------
              Furniture and fixtures                                     $   484,230     $   621,247
              Computer equipment                                             979,933       1,007,262
              Leasehold improvements                                          49,124          50,725
                                                                         ---------------------------
                                                                           1,513,287       1,679,234
              Less:
                Accumulated depreciation and amortization                 (1,435,362)     (1,466,390)
                                                                         ---------------------------
              Net furniture, equipment and leasehold improvements        $    77,925     $   212,844
                                                                         ---------------------------
                                                                         ---------------------------

NOTE 5.  STOCKHOLDERS' EQUITY

COMMON STOCK

     In January of 1997, the Company repurchased 194,547 shares of Common Stock from a former officer and director at a price of $1.00 per share.

STOCK COMPENSATION PLANS

     At December 31, 1997, the Company has two stock-based compensation plans which are described below. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair market value at the grant date for awards in 1997 and 1996, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                 1997                1996
                                           ----------------------------------
Net loss               As reported          $  (257,292)        $  (502,919)
                       Pro forma            $  (352,292)        $  (510,093)

Loss per share         As reported          $     (0.04)        $     (0.08)
                       Pro forma            $     (0.06)        $     (0.08)

     The assumption regarding the stock options issued in 1997 and 1996 was that 100% of such options vested in the respective year rather than the actual vesting schedules which range from one year to three years.

     The impact of outstanding non-vested stock options granted prior to 1996 has been excluded from the pro forma calculation; accordingly, the 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock. The estimated fair value of options granted is subject to the assumptions illustrated below and if the assumptions changed, the estimated fair value amounts could be significantly different.

      The fair value of options granted during 1997 and 1996 was estimated at $147,000 and $11,000, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions by respective year:

                                                 1997           1996
                                               -------        -------
                   Dividend yield rate              0%             0%
                   Volatility rate                 74%           122%
                   Risk free interest rate       5.66%          6.04%
                   Expected lives              3 years        3 years

     In 1983, the Company adopted a Stock Option Plan (the "1983 Plan") pursuant to which options to purchase an aggregate of 1,000,000 shares of Common Stock could be granted to directors, officers and key employees. The 1983 Plan expired by its terms in November 1993, and there were no options outstanding under the 1983 Plan as of December 31, 1997. In 1993, the Company adopted the 1993 Executive Stock Option Plan (the "Executive Plan") pursuant to which options to purchase an aggregate of 750,000 shares of Common Stock may be granted to officers and directors of the Company and its subsidiaries and the 1993 Employee Stock Option Plan (the "Employee Plan") pursuant to which options to purchase an aggregate of 750,000 shares of Common Stock may be granted to employees of the Company and its subsidiaries (collectively, the "1993 Plans" and, together with the 1983 Plan, the "Plans"). Under the Plans, incentive stock options, as defined in section 422A of the Internal Revenue Code, or non-qualified stock options may be granted. Non-employee directors receive formula grants of options pursuant to the Executive Plan.

     A summary of changes in outstanding Common Stock options during 1997,
1996, and 1995 follows:
--------------------------------------------------------------------------------------------------
                                                         Number              Option Price Per
                                                       of Shares                 Share
--------------------------------------------------------------------------------------------------
Stock options outstanding at December 31, 1994           406,000       $  1.380     --      11.000
1995
   Granted                                               218,000       $  0.625     --       3.625
   Canceled or exercised                                (112,000)      $  1.690     --      11.000
1996
   Granted                                                25,000       $  0.969     --       3.750
   Canceled or exercised                                (107,000)      $  0.750     --       4.000
1997
   Granted                                               317,600       $  0.688     --       1.375
   Canceled or exercised                                (257,400)      $  0.750     --       9.250
--------------------------------------------------------------------------------------------------
   Outstanding at December 31, 1997                      490,200       $  0.625     --      11.000
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

     Of the 317,600, 25,000 and 218,000 options granted in 1997, 1996 and
1995, respectively, options granted under the Executive Plan amounted to 212,000 for 1997, 12,000 for 1996 and 152,000 for 1995. Options granted under the Employee Plan amounted to 105,600 in 1997, 13,000 in 1996 and 66,000 in 1995. The 490,200 options outstanding at December 31, 1997 became or will become exercisable as follows: 311,003 shares in 1997 and prior; 98,265 in 1998; and 80,932 in 1999. As of December 31, 1997, options to purchase 546,834 shares had been exercised under the 1983 Plan and no options were outstanding. As of December 31, 1997, 370,000 shares were available for future grants under the Executive Plan and 599,800 shares were available for future grants under the Employee Plan. As of December 31, 1997, a total of 969,800 shares were reserved for issuance under the Plans.

NOTE 6.  EARNINGS PER SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("EPS") for the year ended December 31, 1997. This statement prescribes new requirements for computing EPS to reflect both Basic EPS as well as Diluted EPS for all periods EPS data is presented. For 1997 and 1996, net loss per common share was determined by dividing the net loss by the weighted average number of common shares outstanding during the period. Common shares issuable under Common Stock equivalents were not included in the computation of net loss per common shares because their effect was not dilutive. For 1995, Diluted EPS was determined based on the adjusted weighted average common shares reflecting the dilutive effect of the assumed exercise of stock options using the treasury method.

The weighted average number of shares of Common Stock for the periods presented is follows: 6,055,738 in 1997; 6,218,898 in 1996 and 6,198,898 in
1995. The weighted average dilutive common shares for 1995 are 6,201,318, reflecting the addition of 2,420 Common Stock equivalents.

NOTE 7.  INCOME TAXES

     The provision (benefit) for income taxes is allocated as follows:
     --------------------------------------------------------------------------------------------
                                                           1997           1996           1995
     --------------------------------------------------------------------------------------------
     (Benefit) Provision                              $  (123,199)   $  (243,356)  $  1,256,168
     --------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------

     Current:                                              1997           1996           1995
     --------------------------------------------------------------------------------------------
        Federal                                       $   (74,134)   $  (166,680)  $    792,750
        State                                               8,000        (41,669)       198,188
     --------------------------------------------------------------------------------------------
                                                          (66,134)      (208,349)       990,938
     Deferred                                             (57,065)       (35,007)       265,230
     --------------------------------------------------------------------------------------------
        Total                                         $  (123,199)   $  (243,356)  $  1,256,168
     --------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------
      The provisions for income taxes for continuing operations differs from the amount computed using the statutory federal tax rate of 34% as a result of the following:
     --------------------------------------------------------------------------------------------
                                                           1997           1996           1995
     --------------------------------------------------------------------------------------------
     Expected tax (benefit) using statutory rate      $  (129,367)   $  (253,734)  $  1,019,079
     Effects of:
         State income taxes, net of Federal tax
          benefit                                           5,280          9,642        178,039
         Other                                                888            736         59,050
     --------------------------------------------------------------------------------------------
         Total                                        $  (123,199)   $  (243,356)  $  1,256,168
     --------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------
    At December 31, 1997 and 1996, the components of the deferred income tax asset are as follows:
    ----------------------------------------------------------------------------------------------
                                                                      1997           1996
    ----------------------------------------------------------------------------------------------
    Allowance for contract cancellations                           $   7,712      $  21,493
    Accrued restructuring expenses                                   132,116          4,617
    Accrued payroll and related expenses                              26,473        102,016
    Other                                                             61,991          6,084
    Franchise taxes                                                   23,134         60,151
    ----------------------------------------------------------------------------------------------
       Deferred taxes                                              $ 251,426      $ 194,361
    ----------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------

NOTE 8.  MAJOR CUSTOMERS

         During the years ended December 31, 1997, 1996 and 1995, the following client financial institutions individually accounted for 10% or more of the Company's total revenues:

         1997
         ----
         First Tennessee Bank (Tennessee)                               $  2,980,268
         Independence Savings Bank (New York)                           $  1,361,207
         ---------------------------------------------------------------------------

         1996
         ----
         Central Fidelity National Bank (Virginia)                      $  7,373,399
         Independence Savings Bank (New York)                           $  1,716,939
         First Tennessee Bank (Tennessee)                               $  1,346,557
         ---------------------------------------------------------------------------

         1995
         ----
         Barnett Banks, Inc. (Florida)                                  $  10,239,630
         Central Fidelity National Bank (Virginia)                      $  4,331,633
         First Tennessee Bank (Tennessee)                               $  3,149,677
         ---------------------------------------------------------------------------

     As described in Note 3, the Company's relationship with Barnett Banks, Inc. was terminated effective October 31, 1995.

     Effective February 1, 1996, the Company's level of service provided to First Tennessee Bank was reduced from a fully managed alternative investments program to an administrative support program. The administrative support program was terminated as of December 31, 1997.

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

                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth names and certain other information concerning the Company's Directors and executive officers, as of February 10, 1998:

                                                                                       TERM OF
                                                                                       OFFICE AS
                                                                                       DIRECTOR
     NAME                         AGE                    POSITION                       EXPIRES
     -------------------------------------------------------------------------------------------
     James K. Mitchell             59        Chairman, President and Chief Executive     1998
                                                       Officer and Director

     Edward J. Baran               61        Director                                    2000

     Barton Beek                   74        Director                                    1999

     Charles H. Black              71        Director                                    2000

     Robert G. Sharp               62        Director                                    1998

     Information with respect to the principal occupation during the past five years of each nominee, each current Director and each executive officer is set forth below. There are no family relationships among Directors or executive officers of the Company.

     JAMES K. MITCHELL became a Director in October 1988 and became Chairman and Chief Executive Officer of the Company on January 1, 1993 and assumed the responsibilities of President of the Company as well on January 1, 1997. Mr. Mitchell is the founder of the Company's principal subsidiary, James Mitchell & Co. In 1973, Mr. Mitchell was a founding officer of Security First Group (now The Holden Group), a financial services firm which pioneered the concept of marketing insurance and annuity products through stock brokerage firms. Before joining that firm, Mr. Mitchell served as Vice President of Marketing for the Variable Annuity Life Insurance Company of Houston, Texas. He attended Portland State University and is a registered Principal with the National Association of Securities Dealers, Inc. (the "NASD").

     EDWARD J. BARAN became a Director in August 1992. Mr. Baran, who has spent more than thirty years in the insurance business, is currently Chairman and Chief Executive Officer of BCS Financial Corporation, a financial services holding company. Prior to joining BCS in November 1987, Mr. Baran was Vice Chairman, President and Chief Executive Officer of Capitol Life Insurance Company of Denver, Colorado. He is a graduate of Georgetown University and a member of the Audit Committee of the Board of Directors. On February 17, 1998, Mr. Baran became a member of the Compensation Committee as well.

     BARTON BEEK became a Director in January 1984. Mr. Beek is a senior partner of O'Melveny & Myers, a law firm which he joined in 1955, with offices worldwide. Mr. Beek is a graduate of the California Institute of Technology, the Stanford University Graduate School of Business and Loyola College of Law. Mr. Beek is a director of Wynns International, Inc. He is a member of the Compensation Committee of the Board of Directors. On February 17, 1998, Mr. Beek became a member of the Audit Committee as well.

     CHARLES H. BLACK became a Director in June, 1993. Mr. Black is currently a private investor, having most recently served as Vice Chairman of Pertron Controls Corporation. From 1982 to 1985, Mr. Black served as Executive Vice President, Director and Chief Financial Officer of Kaiser Steel Corporation. He served as Executive Vice President and Chief Financial Officer of Great Western Financial Corporation and Great Western Savings and Loan from 1980 to 1982 after having spent over 20 years in various financial and management positions with Litton Industries, Inc., the most recent being Corporate Vice President and Treasurer. Mr. Black is a member of the Board of Governors of the Pacific Exchange and serves as a director of Investment Company of America, Fundamental Investors, Inc., and the

American Variable Insurance Series, all mutual funds. He also serves as a director of Wilshire Technologies, Inc., a publicly-held company, and he is a director of a number of privately-held corporations. Mr. Black is a graduate of the University of Southern California. He is Chairman of the Audit Committee of the Board of Directors. On February 17, 1998, Mr. Black became a member of the Compensation Committee as well.

     ROBERT G. SHARP became a Director in May 1995. Mr. Sharp retired from his position as President and Chief Executive Officer of Keyport Life Insurance Company in February 1992 after having served in that position since 1979. Mr. Sharp is the past chairman of the National Association for Variable Annuities and a former director of the National Association of Life Companies. Mr. Sharp is a graduate of the California State University at Sacramento and is a registered Principal with the NASD. Mr. Sharp is a member of the Audit Committee and Chairman of the Compensation Committee of the Board of Directors.

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

     Specific due dates for these reports have been established and the Company is required to identify those persons who failed to timely file these reports. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than 10% beneficial owners were complied with, except for two Forms 4 filings which were due on August 10, 1997 and October 10, 1997 and were not made. These filings were regarding purchases of a total of 45,000 shares of Common Stock by Robert G. Sharp during July and September of 1997 and were reported on a subsequent Form 5 for the year ending December 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief Executive Officer and the three highest paid executive officers of the Company (the "named executive officers") (1):

                                                                                                 LONG-TERM
                                                                                                COMPENSATION
                                                                                                   AWARDS
                                                                                                 SECURITIES
                                                                                                 UNDERLYING     ALL OTHER
                                                                          ANNUAL COMPENSATION     OPTIONS/    COMPENSATION
   NAME AND PRINCIPAL POSITION                                    YEAR    SALARY($)  BONUS($)    SARs(#)(2)        ($)
------------------------------------------------------------------------------------------------------------------------
James K. Mitchell, Chairman and                                   1997    239,087       --         100,000        7,811(3)
   Chief Executive Officer                                        1996    291,627       --              --        9,579(3)
                                                                  1995    248,664       --              --        9,449(3)

Daniel M. Harkins, Senior Vice President,                         1997    128,364       --          25,000        1,913(4)
   General Counsel, Chief Financial Officer and Secretary         1996         --       --              --           --
                                                                  1995         --       --              --           --

Stanley J. Mensing, Senior Vice President                         1997    117,716       --          25,000        3,844(4)
   and Chief Marketing Officer                                    1996         --       --              --           --
                                                                  1995         --       --              --           --

William L. Webster,                                               1997    112,878       --          25,000        3,709(4)
   Senior Vice President and                                      1996    127,462       --              --        3,823(4)
   Chief Administrative Officer                                   1995    112,880       --          20,000        3,694(4)

(1) Although SEC regulations require four highest paid executive officers in the classification of the "named executive officers" (other than the Chief Executive Officer), no other officer of the company qualifies for this specification under Regulation S-K, Item 402a(3). Stanley J. Mensing and Daniel M. Harkins became named executive officers in 1997, therefore no compensation disclosure is required for the years 1996 and 1995.

(2)  The Company does not have any outstanding Stock Appreciation Rights
     ("SARs").

(3) Amounts reported for Mr. Mitchell in the "All Other Compensation" column include $2,982, $4,750 and $4,620, respectively, for 1997, 1996 and 1995, representing the Company's contributions to its 401(k) Savings Plan on his behalf and $4,829 for 1997, $4,829 for 1996 and $4,829 for 1995,
     representing life insurance premiums advanced by the Company pursuant to a split dollar insurance agreement.

(4) Represents the Company's contributions to its 401(k) Savings Plan on behalf of the named executive officer.

OPTION GRANTS

     The following table provides information related to grants of options to purchase Common Stock to the named executive officers during the 1997 fiscal year:

                        Individual Grants
------------------------------------------------------------------------------------------------
                                             Percent of Total                                            Potential Realizable
                             Number of         Options/SARs                                                Value at Assumed
                             Securities       Granted to All     Exercise Price                             Annual Rate of
                             Underlying          Employees        or Base Price                               Stock Price
                            Options/SARs      During Fiscal          ($/sh)          Expiration            Appreciation for
           Name              Granted (1)         Year (1)                             Date (2)              Option Term (3)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        5% ($)           10%($)
                                                                                                    -----------------------------
James K. Mitchell            100,000             32.72%            $1.375          2/10/02       $  159,535.20     $  201,313.76
Stanley J. Mensing            25,000              8.00%            $1.250          2/10/02       $   39,883.80     $   50,328.44
Daniel M. Harkins             25,000              8.00%            $1.250          2/10/02       $   39,883.80     $   50,328.44
William L. Webster            25,000              8.00%            $1.250          2/10/02       $   39,883.80     $   50,328.44

(1) The Company does not have any outstanding SARs. Each of the options for Messrs. Mensing, Harkins and Webster were scheduled to vest in annual installments of 8,334, 8,333 and 8,333 shares beginning December 31, 1997. On December 30, 1997, the Board decided to amend these schedules and Mr. Mensing's options were 100% vested on December 31, 1997, Mr. Webster's options were 100% vested on January 31, 1998 and Mr. Harkins' Options will be 100% vested on February 28, 1998. Mr. Mitchell's options vest in three annual installments of 33,334, 33,333 and 33,333 shares beginning December 31, 1997.

(2) Dates shown are the original expiration dates for each option. However, due to restructuring, if not previously exercised, Mr. Mensing's options will lapse on March 31, 1998; Mr. Webster's options will lapse on May 1, 1998 and Mr. Harkins' options will lapse on May 29, 1998.

(3) The 5% and 10% assumed rates of appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price. The potential realizable value was calculated using the closing price of the Common Stock on February 10, 1997 of $1.25 per share. The exercise price was determined by using the same closing price. Mr. Mitchell's exercise price was 10% higher due to his ownership of 10% or more of the outstanding Common Stock, in accordance with the terms of the 1993 Executive Stock Option Plan. However, as stated above, due to restructuring, Mr. Mensing's options will lapse on March 31, 1998; Mr. Webster's options will lapse on May 1, 1998 and Mr. Harkins' options will lapse on May 29, 1998, which severely curtails the life of the option to less than two years.

OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

     The following table provides information related to options exercised by the named executive officers during the 1997 fiscal year and the number and value of options held at fiscal year-end.

                                                               NUMBER OF SECURITIES
                                                              UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                                                                OPTIONS/SARS AT FY-           IN-THE-MONEY OPTIONS/
                         SHARES ACQUIRED        VALUE               END(#)(1)                 SARS AT FY-END($)(1)(2)
           NAME          ON EXERCISE (#)    REALIZED($)    EXERCISABLE     UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------------------
James K. Mitchell                0               0          108,334          66,666              0             0
Stanley J. Mensing               0               0           55,000               0              0             0
Daniel M. Harkins                0               0           11,668          23,332              0             0
William L. Webster               0               0           38,334          16,666              0             0

(1)  The Company does not have any outstanding SARs.

(2) The closing price for the Common Stock on December 31, 1997, as reported by the NASDAQ National Market System, was $0.656. All of the named executive officers' outstanding options were exercisable for a price greater than $0.656 at fiscal year end.

COMPENSATION OF EXECUTIVES

     Effective January 1, 1998, the Company reinstated a prior employment contract with the President and Chief Executive Officer which had originally expired on January 1, 1996. The reinstated contract provides for a base salary of $225,000 per year plus basic company benefits for a three-year term, subject to a provision that if the Board should decide to liquidate the Company, the employment contract will terminate six months thereafter and also subject to a provision that if there is a change in control of the Company in a transaction not approved by the Board, Mr. Mitchell may terminate his duties under the contract but will be entitled to receive compensation and benefits under the contract for its stated term.

COMPENSATION OF DIRECTORS

     The members of the Board of Directors who are not full-time employees of the Company are entitled to receive reimbursement for out-of-pocket expenses they incur in attending Board meetings and otherwise performing their duties and receive fees of $1,000 for each meeting of the Board of Directors which they attend. Members of committees additionally receive $500 per committee meeting held on the same day as a Board of Directors' meeting, or $1,000 per committee meeting if held on a different day. Non-employee Directors receive formula grants of non-qualified stock options under the Company's 1993 Executive Stock Option Plan. Options to acquire 12,000 shares of Common Stock are to be granted within six months after an individual takes office as a Director and options to acquire an additional 12,000 shares are to be granted within six months after every third anniversary of such Director's taking office. On February 17, 1998, the outside Directors of the Company were each granted stock options to purchase 25,000 shares of Common Stock at a price equal to the closing price for the Common Stock on June 30, 1998, in addition to their regular formula grants. Officers of the Company are not compensated for their services as Directors or committee members.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Compensation Committee of the Board of Directors served as an officer or employee of the Company or its subsidiaries. No executive officers of the Company served during fiscal 1997 on the board of directors of any company which had a representative on the Company's Board of Directors. No member of the Company's Board of Directors served during 1997 as an executive officer of a company whose board of directors had a representative from the Company or the Company's Board of Directors.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     During 1997, executive compensation policy was recommended by a Compensation Committee (the "Committee") which was composed entirely of independent members of the Board of Directors (the "Board"). This Committee met once on February 10, 1997. The Committee is responsible for recommending executive compensation policy and practice to the Board of Directors and was responsible for administering the Company's 1993 Executive Stock Option Plan. The Board of Directors did not modify or reject in any material way any action or recommendation of the Committee during fiscal year 1997.

     The Board's compensation policy with regards to the Company's executive officers has been to provide these officers, in aggregate, with salary and incentive compensation competitive with the marketplace. Compensation has primarily consisted of salaries, stock options and cash bonuses based upon the Company's pre-tax earnings. For 1997, no executive was a party to an employment contract. However, on February 17, 1998, the Board elected to reinstate the employment contract of the President and CEO which had originally expired January 1, 1996. The reinstated contract provides for a base salary of $225,000 per year plus basic company benefits for a three-year term, subject to certain provisions described above. See "Compensation of Executives" under this Item, above.

     In 1997, the President, Brian J. Finneran, resigned and the Chief Executive Officer, James K. Mitchell, assumed this title and responsibility. He notified the Committee during the February 10, 1997 Board meeting that he would voluntarily reduce his salary 20% to $225,000 per year, effective April 1, 1997.

     The Board, at its February 17, 1998 meeting, considered the operating results for 1997 and although the Committee felt that management during the year had acted appropriately in a very difficult environment and was continuing to maintain energy and creativity in its search for new sources of revenue for the Company, it decided not to award any cash bonuses to the Chief Executive Officer or the other executive officers.

     While there is no established policy with respect to the frequency or amount of options grants, the Board desires that the executive officers own Company stock to both provide incentive compensation based on performance factors deemed important to the Company's stockholders and to provide an element of downside risk to more closely align the interests of executives with the interests of the stockholders. The Board considers the granting of stock options annually and, in reviewing the Chief Executive Officer's recommendation, considers the individual executive officer's contributions to the Company and the amount and terms of existing options. As previously reported, at the February 10, 1997 meeting, upon the recommendation of the Chief Executive Officer, and in recognition of the fact that they would not be getting salary increases or bonuses, the Compensation Committee unanimously decided to grant options to three Senior Vice Presidents of the Company totaling 75,000 shares at a purchase price of $1.25 per share, the fair market value of the Company's Common Stock at the closing on February 10, 1997. Likewise, the Committee decided to grant the Chief Executive Officer options to purchase 100,000 shares of Common Stock at a price of $1.375 per share. (The higher exercise price was in accordance with the 1993 Executive Stock Option Plan which requires grants to owners of more than 10% of the outstanding Common Stock to pay a price of 10% above the fair market value on the date of grant.) The options granted to the three Senior Vice Presidents and the Chief Executive Officer represented less than three percent of the outstanding Common Stock.

     James K. Mitchell, who became Chief Executive Officer of the Company effective January 1, 1993, received a total of $239,087 in salary for fiscal 1997. This compares to $291,627 in salary for fiscal 1996. This also compares to $248,664 salary in 1995. All salary totals are exclusive of standard benefits. At the close of 1997, Mr. Mitchell was the largest stockholder of the Company with a total of 713,179 shares beneficially owned and vested options to purchase 75,000 shares of Common Stock at a price of $4.40 per share and 33,134 shares at a price of $1.375 per share.

     The report of the Board shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into filing under the Securities Act of 1993 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.


The Compensation Committee of the
Board of Directors of JMC Group, Inc.:


Robert G. Sharp, Chairman
Edward J. Baran
Barton Beek
Charles H. Black

PERFORMANCE GRAPH

     The following chart compares the yearly percentage change in the cumulative total stockholder return on the Common Stock during the five fiscal years ended December 31, 1997 with the cumulative total return on the S&P 500 Index and the NASDAQ Financial Stocks Industry Index.

Assumes $100 invested on December 31, 1992 in JMC Group, Inc., S&P 500 Index and NASDAQ Financial Stock Industry Index.

PERFORMANCE         1992    1993      1994      1995      1996      1997
NASDAQ              100    116.23    116.50    169.67    217.50    333.81
S&P 500             100    104.464   111.834   110.113   147.673   240.624
JMCG                100    138        25.008    14.496    15.504    10.496


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Unless otherwise noted below, the following table presents certain information with respect to the ownership of the Common Stock as of February 10, 1998 by each person known by the Company to own beneficially more than 5% of the Common Stock, by each person who is a Director or nominee for Director of the Company, by each named executive officer and by all executive officers and Directors of the Company as a group:

                                                                 SHARES OF COMMON
                                                                       STOCK
                                                                 BENEFICIALLY OWNED
                                                                 AS OF FEBRUARY 10,
                                                                       1998 (1)
                           NAME                                   NUMBER(2)(3)    %
     ---------------------------------------------------------------------------------
     James K. Mitchell                                               821,513    12.95
     JMC Group, Inc.
     9710 Scranton Road, Suite 100
     San Diego, CA 92121

     Robert London (4)                                               498,500     7.86
     Cruttendon Roth Incorporated
     809 Presidio Avenue
     Santa Barbara, CA 93101

     Stanley J. Mensing                                               76,287     1.20

     William L. Webster                                               65,945     1.04

     Daniel M. Harkins                                                40,423        *

     Charles H. Black(5)                                             261,031     4.18

     Robert G. Sharp                                                  53,000        *

     Barton Beek                                                      36,000        *

     Edward J. Baran                                                   8,000        *

     All Executive Officers and Directors as a group (8 persons)   1,362,200    21.54
     Total outstanding shares(6)                                   6,341,685

*    Less than 1%

(1) All ownership figures include options to purchase shares of Common Stock exercisable within 60 days of February 10, 1998, as set forth below. Except as otherwise noted below, each individual, directly or indirectly, has sole or shared voting and investment power with respect to the shares listed.

(2)  Includes 13,953, 12,429, 10,945, 2,423 and 39,750 vested shares of Common
     Stock contributed by the Company to the Company's 401(k) Savings Plan for Messrs. Mitchell, Mensing, Webster and Harkins and for all executive officers and Directors as a group, respectively. Mr. Harkins' shares will be 100% vested on February 28, 1998.

(3)  Includes options to purchase 108,334, 55,000, 55,000, 35,000, 8,000,
     12,000, 16,000, 8,000 and 297,334 shares of Common Stock for Messrs. Mitchell, Mensing, Webster, Harkins, Baran, Beek, Black, Sharp and for all executive officers and Directors as a group, respectively.

(4) Mr. London filed a Schedule 13D on November 25, 1997 for 423,500 shares of Common Stock and an amended Schedule 13D on December 23, 1997 for an additional 75,000 shares of Common Stock.

(5) Includes 22,800 shares held by the Charles H. Black Pension Trust and 10,000 shares held by Mr. Black as trustee for the benefit of Charles H. Black, Jr. and Mr. Black in which Mr. Black has a 1/2 beneficial ownership interest. Also includes 36,200 shares owned individually by Mr. Black's wife as to which he disclaims beneficial ownership.

(6)  Includes 297,334 shares issuable upon exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)        The following documents are filed herewith:

                      Independent Auditors' Report

                      Consolidated Balance Sheets as of
                      December 31, 1997 and 1996

                      Consolidated Statements of Operations
                      For the Years Ended
                      December 31, 1997, 1996 and 1995

                      Consolidated Statements of Changes in
                      Stockholders' Equity
                      For the Years Ended
                      December 31, 1997, 1996 and 1995

                      Consolidated Statements of Cash Flows
                      For the Years Ended
                      December 31, 1997, 1996 and 1995
                      Notes to Consolidated Financial Statements

(a) (2)      Not applicable.

(a) (3)   The following exhibits are filed herewith:

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

              10.12 Marketing Agreement between JMC Group, Inc. and USBA Holdings, Ltd. dated January 29, 1996 with exhibits.*****

              10.13 Integrated Support Services Agreement dated January 31, 1996 between JMC Group, Inc., James Mitchell & Co., JMC Insurance Services Corporation, JMC Financial Corporation, First Tennessee Bank National Association and First Tennessee Brokerage, Inc.*****

              10.14 Termination and Transition Agreement dated January 31, 1996 between JMC Group, Inc., James Mitchell & Co., Priority Investment Services, Inc., and First Tennessee Bank National Association.*****

              10.15 Termination and Assignment Agreement dated December 31, 1996 between James Mitchell & Co., JMC Insurance Services Corporation, JMC Financial Corporation and Central Fidelity National Bank.******

              10.16 Settlement and Mutual Release dated November 20, 1996 between JMC Group, Inc., James K. Mitchell, D. Mark Carlson, Simon C. Baitler, Kevin L. Rakin, USBA Holdings, Ltd., James P. Cotton, Jr., Ronald D. Wallace and Louie
                      W. Moon.******

              10.17 Nondeposit Investment Sales Agreement dated November 6, 1996 between James Mitchell & Co., JMC Insurance Agency of New York, Inc., JMC Financial Corporation, Provest Services Corp. II and Provident Savings Bank, F. A. with sample sublease and sub-sublease.******

              10.18 Program Agreement dated August 30, 1996 between James Mitchell & Co., JMC Insurance Services Corporation, JMC Financial Corporation and Horizon Bancorp, Inc. with sample lease attached.******

              m10.19 Employment Agreement with James K. Mitchell dated as of January 1, 1998.

              10.20 Termination and Assignment Agreement, effective December 31, 1997, between JMC Group, Inc., James Mitchell & Co., JMC Insurance Services Corporation and JMC Financial Corporation and First Tennessee Bank National Association and First Tennessee Brokerage, Inc.

              10.21 Termination and Assignment Agreement, effective January 31, 1998, between James Mitchell & Co., JMC Insurance Services Corporation and JMC Financial Corporation and Hemet Federal Savings and Loan and First Hemet Corporation.

              22      Subsidiaries of the Registrant.

              23      Independent Auditors' Consent.

              27      Financial Data Schedule

         (b) No current reports on Form 8-K were filed by the Company during the fourth quarter of fiscal year 1995.

______________________________________

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

              ** Filed as an exhibit to the Registrant's Form S-8 Registration Statement No. 33-74842 filed with the SEC on February 7, 1994.

              *** Filed as an exhibit to the Registrant's Form S-8 Registration Statement No. 33-74840 filed with the SEC on February 7, 1994.

              **** Filed as an exhibit to the Registrant's Form 10-k for the Fiscal Year ended December 31, 1994.

              ***** Filed as an exhibit to the Registrant's Form 10-k for the Fiscal Year ended December 31, 1995.

              ****** Filed as an exhibit to the Registrant's Form 10-k for the Fiscal Year ended December 31, 1996.

               m       Management Contract or Compensatory Plan or Arrangement.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Diego, California, on the 27th day of February, 1998.

                                                    JMC GROUP, INC.

                                                    By:  /s/ JAMES K. MITCHELL
                                                        -----------------------
                                                         James K. Mitchell

                                                    CHAIRMAN AND CHIEF
                                                    EXECUTIVE OFFICER


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on February 27, 1998.

          SIGNATURE                                      TITLE
     /s/ JAMES K. MITCHELL                         Chairman and Chief
     ----------------------                        Executive Officer
         James K. Mitchell

     /s/ DANIEL M. HARKINS                         Chief Financial Officer and
     ----------------------                        Principal Accounting Officer
         Daniel M. Harkins

     /s/ EDWARD J. BARAN                           Director
     ----------------------
         Edward J. Baran

     /s/ BARTON BEEK                               Director
     ----------------------
         Barton Beek

     /s/ CHARLES H. BLACK                          Director
     ----------------------
         Charles H. Black

     /s/ ROBERT G. SHARP                           Director
     ----------------------
         Robert G. Sharp