Form 10-Q
period 1998-03-31
JMC GROUP INC
filed 1998-05-13
CIK 746425

______________________________________________________________________________

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                _______________

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                _______________

 For the Quarterly Period ended                        Commission File Number
        March 31, 1998                                          0-12926
                                _______________

                                JMC GROUP, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                          95-2627415
 (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

          9710 Scranton Road, Suite 100, San Diego, California  92121
           (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code:  619-450-0055
                                _______________

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

      As of March 31, 1998, the registrant had 6,119,951 shares of its Common Stock, $.01 par value, issued and outstanding.
______________________________________________________________________________


                       PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                          JMC GROUP, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)

                                                      March 31,   December 31,
                                                       1998           1997
                                                     ------------ ------------

     ASSETS
       CURRENT ASSETS
        Cash and cash equivalents                     $5,803,018    $4,261,531
        Cash segregated under securities regulations      78,713       922,207
        Receivables from insurance companies             125,076       329,265
        Receivable from financial institution                  -     1,462,861
        Deferred tax asset                               207,052       251,426
        Other assets                                     160,983       195,219
                                                     ------------ ------------
          TOTAL CURRENT ASSETS                         6,374,842     7,422,509

       Furniture, equipment and leasehold
         improvements- net of accumulated
         depreciation and amortization of
         $1,437,272 in 1998 and $1,435,362 in 1997        61,196        77,925
       Asset-based fees purchased - net of
         accumulated amortization of $1,004,564 in
         1998 and $978,575 in 1997                       392,565       418,554
                                                     ------------ ------------

          TOTAL ASSETS                                $6,828,603    $7,918,988
                                                     ============ ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
       CURRENT LIABILITIES
        Accrued fees to financial institutions        $   67,795    $  113,009
        Customer funds segregated under securities
          regulations                                     78,713       922,207
        Accrued restructuring charges                    240,686       410,785
        Accrued expenses and other liabilities            92,764       242,871
        Allowance for contract cancellations              42,858        55,822
        Income tax payable                                20,342        11,659
        Accrued payroll and related expenses              38,690        81,572
                                                     ------------ ------------
          TOTAL CURRENT LIABILITIES                      581,848     1,837,925

      STOCKHOLDERS' EQUITY

        Preferred stock, no par value; authorized
          5,000,000 shares                                     -             -
        Common stock, $.01 par value; authorized
          20,000,000 shares; issued and outstanding
          6,119,951 shares in 1998 and 6,044,351
          shares in 1997                                  61,199        60,443
        Additional paid-in-capital                       538,862       466,849
        Retained earnings                              5,646,694     5,553,771
                                                     ------------ ------------
          TOTAL STOCKHOLDERS' EQUITY                   6,246,755     6,081,063
                                                     ------------ ------------

             TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY                                 $6,828,603    $7,918,988
                                                     ============ ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         JMC GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  Three Months Ended March 31,
                                                       1998         1997
                                                  -------------  -------------
     REVENUES
        Commissions                               $  368,745      $ 1,138,791
        Gain on sale of certain future
          asset-based fee revenue                    330,000                -
        Interest                                      75,235           59,299
        Other                                          6,195            8,136
                                                  -------------  -------------
           TOTAL REVENUES                            780,175        1,206,226
                                                  -------------  -------------

     EXPENSES
        Employee compensation and benefits           303,236          766,336
        Fees to financial institutions               136,125          417,969
        Professional fees                             49,067           65,204
        Rent                                          20,419           63,691
        Telephone                                     11,589           16,460
        Depreciation and amortization                  9,040           32,127
        Other general and administrative
          expenses                                    97,389          255,908
                                                  -------------  -------------
           TOTAL EXPENSES                            626,865        1,617,695
                                                  -------------  -------------

        INCOME (LOSS) BEFORE INCOME TAXES            153,310         (411,469)

     INCOME TAX PROVISION (BENEFIT)                   60,387         (160,889)
                                                  -------------  -------------

        NET INCOME (LOSS)                         $   92,923      $  (250,580)
                                                  =============  =============

     INCOME (LOSS) PER SHARE - BASIC AND DILUTED  $     0.02      $     (0.04)
                                                  =============  =============

     WEIGHTED AVERAGE NUMBER OF SHARES             6,046,958        6,090,533

     WEIGHTED AVERAGE DILUTED COMMON SHARES        6,054,671        6,090,533


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        JMC GROUP,INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                  Three Months Ended March 31,
                                                      1998           1997
                                                  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $    92,923   $  (250,580)
  Adjustments to reconcile net income (loss) to
    net cash provided (used) by operating
    activities:
       Gain on sale of furniture and equipment          (5,120)       (6,733)
       Depreciation and amortization                     9,040        32,127
       Amortization of asset-based fees purchased       25,989        31,392
       Deferred tax provision                           44,374       (12,061)
  Changes in assets and liabilities:
       Cash segregated under securities
         regulations                                   843,494      (812,789)
       Receivables from insurance companies            204,189       267,375
       Receivable from financial institution         1,462,861       325,000
       Income taxes receivable                               -      (149,788)
       Other assets                                     34,236        67,414
       Accrued fees to financial institutions          (45,214)     (181,045)
       Customer funds segregated under securities
         regulations                                  (843,494)      812,789
       Accrued restructuring                          (161,059)       (2,982)
       Accrued expenses and other liabilities         (150,107)     (174,030)
       Allowance for contract cancellations            (12,964)        4,987
       Income tax payable                                8,683             -
       Accrued payroll and related expenses            (42,882)        1,958
                                                  -------------  -------------

          NET CASH PROVIDED (USED) BY OPERATING
            ACTIVITIES                               1,464,949       (46,966)
                                                  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, equipment and leasehold
    improvements                                        (1,351)      (44,122)
  Proceeds from sale of furniture and equipment          5,120         7,500
                                                  -------------  -------------

          NET CASH PROVIDED (USED) BY INVESTING
            ACTIVITIES                                   3,769       (36,622)
                                                  -------------  -------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Repurchased common stocks                                  -      (194,548)
  Proceeds from common stock options exercised          72,769        15,000
                                                  -------------  -------------

          NET CASH PROVIDED (USED) BY FINANCING
            ACTIVITIES                                  72,769      (179,548)
                                                  -------------  -------------

          NET INCREASE (DECREASE) IN CASH AND CASH
            EQUIVALENTS                              1,541,487      (263,136)

          CASH AND CASH EQUIVALENTS AT BEGINNING
            OF PERIOD                                4,261,531      4,682,883
                                                  -------------  -------------

          CASH AND CASH EQUIVALENTS AT END OF
            PERIOD                                 $ 5,803,018   $  4,419,747
                                                  =============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for:
       Income taxes                                $    11,835   $      8,710

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

            The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. It is recommended that these financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion of the Company's business contained in this Form 10-Q includes certain forward-looking statements. For a discussion of factors which may affect the outcome projected in such statements, see "Material Customers," "Competition," "Registration and Licensing," "Regulation," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K dated February 27, 1998.

RESULTS OF OPERATIONS
---------------------

FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

The Company realized a net income of $93,000 in the first quarter of 1998 compared to net loss of $251,000 for the comparable quarter of last year. The first quarter 1998 results include a gain of $330,000 ($198,000 or $0.03 per share after estimated tax provision) on the sale of the rights to certain future asset-based fee revenues to a former client financial institution. Excluding this gain, the Company would have reported a net loss of $105,000 (or $0.01 per share).

Total revenues for the quarter ended March 31, 1998 were $780,000 compared to $1,206,000 in the first quarter of 1997, a reduction of $426,000 or 35%. Excluding the gain of $330,000 described above, total revenues would have been $450,000, a decrease of $756,000 or 63% from the first quarter of 1997.

This decrease is primarily a result of the following:

 . A decrease in sales production related commissions of $499,000 or 81% as a result of management's decision to terminate retail bank operations at the end of 1997.

 . Asset-based fee revenues decreased approximately $201,000 in the first quarter of 1998 compared to the first quarter of 1997 as a result of the sale of the rights to asset-based fee revenues related to the Company's Tennessee operation at the end of the fourth quarter of 1997. First quarter 1997 asset-based fees related to the Tennessee operation totaled approximately $178,000.

Total expenses for the quarters ended March 31, 1998 and 1997 were $627,000 and $1,618,000, respectively. This $991,000 or 61% decrease is primarily attributable to:

 . A $282,000 or 67% reduction in fees to financial institutions due to lower sales volume. In addition, asset-based fees to financial institutions decreased due to the sale of the rights to the asset-based fee revenues in the fourth quarter of 1997, which eliminated the related fee expense obligation.

 . A decrease of $463,000 or 60% in payroll related expenses in the first quarter of 1998 as compared to 1997, primarily as a result of personnel reductions related to the Company terminating most of its personnel at the beginning of 1998.

 . The remaining decrease of approximately $246,000 or 57% is a result of a general reduction in operations.

FIRST QUARTER 1998 COMPARED TO FOURTH QUARTER 1997

The net income for the first quarter of 1998 of $93,000 compares to a net income of $444,000 for the fourth quarter of 1997. Included in the 1998 first quarter and 1997 fourth quarter results were revenues in the amount of $330,000 ($198,000 or $0.03 per share after estimated tax provision) and $1,870,000 ($1,234,000 or $0.20 per share after estimated tax provision), respectively, related to the gain on the sale of the rights to future asset-based fee revenues to a client financial institution. Excluding the aforementioned gain in the first quarter of 1998 and fourth quarter of 1997, total revenues of $450,000 in the first quarter of 1998 is a decrease of approximately $561,000 or 56% from revenues of $1,011,000 in the fourth quarter of 1997. This decrease in revenues is primarily due to the termination of the Company's bank operations at the end of 1997. Total expenses in the first quarter of 1998 of $627,000 decreased $1,575,000, or 72%, from $2,202,000 in the fourth quarter of 1997. The fourth quarter 1997 expenses included one-time restructuring charges in the amount of $589,000. Excluding the restructuring charges, total expenses in the first quarter of 1998 would have decreased by $986,000 or 61% from $1,613,000 in the fourth quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of March 31, 1998, the Company had cash and cash equivalents of approximately $5,803,000, an increase of approximately $1,541,000 from $4,262,000 in cash and cash equivalents at December 31, 1997. Significant sources of cash and cash equivalents include the following:

 . Proceeds of $1,463,000 related to the sale of rights to certain future asset based fees, which was recorded in the fourth quarter of 1997.

 .  Proceeds of $73,000 from Common Stock options exercised.

Future fees, both those due from provider companies and those due to financial institution clients, are not reflected as an asset or a liability in the Consolidated Balance Sheets. However, management does believe a value exists related to the present value of the projected future net asset fees to be retained by the Company. Such projected future net asset fees are a function of the projected accumulated value of assets in-force multiplied by the net asset fee rate (gross asset fee rate less amount committed to the financial institution). The current value to the Company is the discounted present value of such projected future asset fees less the present value of an estimated cost to service the customers making up such in-force assets. Management's belief that a present value for such future asset-based fees exists and the estimates used to calculate the range of such values have been supported by the sale of the rights to certain future fees in the first quarter of 1998 and prior years. The projected value of the future asset-based fees on the remaining block of business at March 31, 1998 is based on assumptions as to growth, persistency and risk adjusted discount rates. The assumptions as to persistency and growth of the business are based on historical data maintained by the Company since its inception. The discount rate used of between 8% and 10% is based on a risk-free rate of return plus a nominal additional factor for risk (taking into account that risk factors are substantially covered by the estimated persistency and growth rates). Management believes the value of these net future revenues is appropriately estimated at $3.5 million to $4.5 million, pre-tax, based on the Company's valuation calculations. Such value is based on the estimates of the variables used in the calculation (which are consistent with estimates used in prior sales of future rights) and the actual realization, if any, could be higher or lower than this range.

While the Company's revenue base was reduced as described above during the first quarter of 1998, the Company's base operating expenses, excluding noncash expenses such as depreciation and amortization, have been reduced by nearly $500,000 compared to the fourth quarter of 1997. As a result, based upon the Company's cash position as of March 31, 1998, management expects the Company will meet its operating and capital expenditure needs for the remainder of its current fiscal year.

TRENDS AND UNCERTAINTIES
------------------------

TERMINATION OF HISTORICAL BUSINESS LINES

The Company announced at the end of 1997 that it would be terminating its retail sales bank programs. Accordingly, the Company has substantially exited from its traditional lines of business. The Company will continue to service and maintain all annuity contracts and mutual fund accounts in place at the end of the first quarter of 1998 in order to maximize the return on those assets.

BUSINESS OPPORTUNITIES

Management and the Board are actively seeking an appropriate business combination opportunity for the Company. In addition, management and the Board continue to explore investment opportunities for its remaining liquid assets. In the interim, the Company's cash assets are invested in government securities, mutual funds and cash equivalents. If the Company does not find an operating entity to combine with, and if its assets are not invested in certain types of securities (primarily government securities), it may be deemed to be an investment company under the terms of the Investment Company Act of 1940, as amended (the "Act"). The Board intends to take defensive steps to avoid inadvertent application of the Act to the Company and the attendant additional regulatory requirements. However, there can be no assurance that the Act will not be applied to the Company.

YEAR 2000 PROBLEM

The Company is aware of the issues associated with the programming code in the existing computer systems as the year 2000 approaches. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. The Company will expend necessary resources to assure that its computer systems are reprogrammed in time to effectively deal with transactions in the year 2000 and beyond. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company. Management is currently assessing the year 2000 compliance issue and has taken initial steps toward the updating of its systems in an attempt to achieve compliance in a cost effective and timely fashion.

NASDAQ COMPLIANCE

The Company reported in its Form 10-K for 1997 that it had been advised by NASDAQ that the Common Stock may no longer meet the requirements for continued listing on the National Market System ("NMS") and that the Common Stock may be removed from trading on the NMS. The Company received written notification on April 21, 1998 that it has met the minimum requirements for trading on the NMS and its Common Stock will not be removed from trading on the NMS at this time. There can be no assurance, however, that the Company will continue to meet present or future requirements for listing on the NMS.

                         PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

INSURANCE DEPARTMENT PROCEEDINGS

As previously reported, during March 1993, the Florida Department of Insurance (the "Department") commenced an administrative proceeding against the Company's wholly owned subsidiary, James Mitchell & Co. ("JMC"). A Final Order was issued in July 1995, however, the enforcement of the majority of the Final Order was stayed pending the outcome of JMC's appeal. The District Court of Appeal, for all material matters, affirmed the Final Order in August 1996, and in October 1996, the District Court of Appeal denied JMC's Motion for Rehearing. In March 1997, the Florida Supreme Court denied JMC's petition for review. Effective October 1995, JMC concluded its relationship with its Florida financial institution client, Barnett Banks, Inc., and is not presently doing business in the State of Florida.

On March 27, 1998, the California Department of Insurance ("DOI") initiated proceedings in regards to the California insurance licenses of James K. Mitchell and JMC Insurance Services Corporation in order to review the allegations made by the Florida Department of Insurance in a Final Order and to see whether any actions should be taken by the California DOI. The Company has requested a hearing concerning this matter. Management does not believe that these proceedings will have a material adverse effect on the Company's business, financial condition or results of operations.

OTHER PROCEEDINGS

The Company's broker-dealer subsidiary, JMC Investment Services, Inc. ("JMCI"), has been named as a defendant in a NASD arbitration regarding the sales of real estate limited partnerships by Spear Rees & Co. (the predecessor to JMCI) between 1990 and 1993. Management does not believe that any such proceeding will have a material adverse effect on the Company's financial condition or results of operations.

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




Date: May 13, 1998                        /s/ James K. Mitchell
                                         ----------------------------------
                                         James K. Mitchell, Chairman and
                                         Chief Executive Officer






Date: May 13, 1998                       /s/ Jacqueline O. Tran
                                         ----------------------------------
                                         Jacqueline O. Tran, Controller and
                                         Principal Accounting Officer