Form 10-Q
period 1998-06-30
JMC GROUP INC
filed 1998-08-13
CIK 746425

_____________________________________________________________________________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                            _______________________

 For the Quarterly Period ended                        Commission File Number
         June 30, 1998                                         0-12926
                            _______________________

                                JMC GROUP, INC.
            (Exact name of registrant as specified in its charter)

              DELAWARE                                       95-2627415
 (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)


          9710 Scranton Road, Suite 100, San Diego, California  92121
           (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code:  619-450-0055

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

      As of June 30, 1998, the registrant had 6,166,451 shares of its common stock, $.01 par value, issued and outstanding.

_____________________________________________________________________________

                       PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                           JMC GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                      (UNAUDITED)
                                                       June 30,   December 31,
                                                         1998        1997
                                                    ------------  ------------
   ASSETS
     CURRENT ASSETS
       Cash and cash equivalents                    $ 5,829,993   $ 4,261,531
       Cash segregated under securities regulations         994       922,207
       Receivables from insurance companies             129,715       329,265
       Receivable from financial institution                  -     1,462,861
       Income taxes receivable                           14,464             -
       Deferred tax asset                               171,456       251,426
       Other assets                                     162,085       195,219
                                                    ------------  ------------
         TOTAL CURRENT ASSETS                         6,308,707     7,422,509

     Furniture, equipment and leasehold
       improvements - net of accumulated
       depreciation  and amortization of
       $1,453,003 in 1998 and $1,435,362
       in 1997                                           45,465        77,925


     Asset-based fees - net of accumulated
       amortization of $1,028,743 in 1998 and
       $978,575 in 1997                                 368,386       418,554
                                                    ------------  ------------

         TOTAL ASSETS                               $ 6,722,558   $ 7,918,988
                                                    ============  ============
   LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
       Accrued fees to financial institutions       $    59,527   $   113,009
       Customer funds segregated under securities
         regulations                                        994       922,207
       Accrued restructuring charges                    122,598       410,785
       Accrued expenses and other liabilities           118,536       242,871
       Allowance for contract cancellations              32,345        55,822
       Income tax payable                                     -        11,659
       Accrued payroll and related expenses              33,230        81,572
                                                    ------------  ------------
         TOTAL CURRENT LIABILITIES                      367,230     1,837,925

   STOCKHOLDERS' EQUITY
     Preferred stock, no par value; authorized
       5,000,000 shares                                       -             -
     Common stock, $.01 par value; authorized
       20,000,000 shares; issued and outstanding
       6,166,451 shares in 1998 and 6,044,351
       shares in 1997                                    61,664        60,443
     Additional paid-in-capital                         583,276       466,849
     Retained earnings                                5,710,388     5,553,771
                                                    ------------  ------------
       TOTAL STOCKHOLDERS' EQUITY                     6,355,328     6,081,063
                                                    ------------  ------------
         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                   $ 6,722,558   $ 7,918,988
                                                    ============  ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      JMC GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                   Three Months Ended June 30,
                                                        1998         1997
                                                   ------------  ------------
     REVENUES
       Commissions                                 $   343,501   $ 1,080,631
       Interest                                         81,097        56,750
       Other                                            80,587           675
                                                   ------------  ------------
         TOTAL REVENUES                                505,185     1,138,056
                                                   ------------  ------------
     EXPENSES
       Employee compensation and benefits              132,144       759,338
       Fees to financial institutions                  105,112       387,890
       Professional fees                                40,930       107,544
       Rent                                             21,890        68,727
       Telephone                                         9,035         5,457
       Depreciation and amortization                     7,866        29,109
       Other general and administrative expenses        83,724       203,814
                                                   ------------  ------------
         TOTAL EXPENSES                                400,701     1,561,879
                                                   ------------  ------------
       INCOME (LOSS) BEFORE INCOME TAXES               104,484      (423,823)

     INCOME TAX PROVISION (BENEFIT)                     40,790      (133,690)
                                                   ------------  ------------
       NET INCOME (LOSS)                           $    63,694   $  (290,133)
                                                   ============  ============
     EARNINGS (LOSS) PER SHARE:

         BASIC                                     $      0.01   $     (0.05)
                                                   ============  ============
         DILUTED                                   $      0.01   $     (0.05)
                                                   ============  ============
     WEIGHTED AVERAGE NUMBER OF SHARES

         BASIC                                       6,156,044     6,044,351

         DILUTED                                     6,170,084     6,050,020

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                      JMC GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)


                                                    Six Months Ended June 30,
                                                         1998         1997
                                                   ------------  ------------
     REVENUES
       Commissions                                 $   712,246   $ 2,219,422
       Gain on sale of certain asset-based fee
         revenue                                       330,000             -
       Interest                                        156,332       116,049
       Other                                            86,782         8,811
                                                   ------------  ------------
         TOTAL REVENUES                              1,285,360     2,344,282
                                                   ------------  ------------
     EXPENSES
       Employee compensation and benefits              435,380     1,525,674
       Fees to financial institutions                  241,237       805,859
       Professional fees                                89,997       172,748
       Rent                                             42,309       132,418
       Telephone                                        20,624        21,917
       Depreciation and amortization                    16,906        61,236
       Other general and administrative expenses       181,113       459,722
                                                   ------------  ------------
         TOTAL EXPENSES                              1,027,566     3,179,574
                                                   ------------  ------------
       INCOME (LOSS) BEFORE INCOME TAXES               257,794     (835,292)

     INCOME TAX PROVISION (BENEFIT)                    101,177     (294,579)
                                                   ------------  ------------
       NET INCOME (LOSS)                           $   156,617   $ (540,713)
                                                   ============  ============

     EARNINGS (LOSS) PER SHARE:

         BASIC                                     $      0.03   $    (0.09)
                                                   ============  ============
         DILUTED                                   $      0.03   $    (0.09)
                                                   ============  ============

     WEIGHTED AVERAGE NUMBER OF SHARES               6,102,051    6,067,315

     WEIGHTED AVERAGE DILUTIVE COMMON SHARES         6,111,772    6,082,869

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                     JMC GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                     Six Months Ended June 30,
                                                       1998            1997
                                                     ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $   156,617  $  (540,713)
  Adjustments to reconcile net income (loss) to
    net cash provided (used) by operating
    activities:
    Gain on sale of furniture and equipment              (21,951)      (6,733)
    Depreciation and amortization                         16,906       61,236
    Amortization of asset-based fees                      50,168       61,085
    Deferred tax provision                                79,970      (13,711)
  Changes in assets and liabilities:
    Cash segregated under securities regulations         921,213     (203,727)
    Receivables from insurance companies                 199,550      247,739
    Receivable from financial institution              1,462,861      325,000
    Income taxes receivable                              (14,464)    (290,686)
    Other assets                                          33,134      (13,166)
    Accrued fees to financial institutions               (53,482)    (206,614)
    Customer funds segregated under securities
      regulations                                       (921,213)     203,727
    Accrued restructuring                               (271,282)     (11,560)
    Accrued expenses and other liabilities              (124,335)    (235,231)
    Allowance for contract cancellations                 (23,477)      13,820
    Income tax payable                                   (11,659)           -
    Accrued payroll and related expenses                 (48,342)     (21,902)
                                                     ------------ ------------
      NET CASH PROVIDED (USED) BY OPERATING
        ACTIVITIES                                     1,430,214     (631,436)
                                                     ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, equipment and leasehold
    improvements                                          (1,351)    (111,036)
  Proceeds from sale of furniture and equipment           21,951        7,500
                                                     ------------ ------------
      NET CASH PROVIDED (USED) BY INVESTING
        ACTIVITIES                                        20,600     (103,536)
                                                     ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchased stocks                                           -     (194,548)
  Proceeds from stock options exercised                  117,648       15,000
                                                     ------------ ------------
      NET CASH PROVIDED (USED) BY FINANCING
        ACTIVITIES                                       117,648     (179,548)
                                                     ------------ ------------
      NET INCREASE (DECREASE) IN CASH AND CASH
        EQUIVALENTS                                    1,568,462     (914,520)

      CASH AND CASH EQUIVALENTS AT BEGINNING OF
        PERIOD                                         4,261,531    4,682,883
                                                     ------------ ------------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD     $ 5,829,933  $ 3,768,363
                                                     ============ ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for:
    Income taxes                                     $    51,835  $     9,542
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  ACTIVITIES
  Depreciation charged against accrued
    restructuring expenses                           $    16,905  $         -

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

RESULTS OF OPERATIONS
---------------------

SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997

The Company realized net income of $64,000 (or $0.01 per basic and fully diluted share) in the second quarter of 1998 compared to a net loss of $290,000 (or $0.05 per basic and fully diluted share) for the second quarter of last year. For the six months ended June 30, 1998, the Company had a net income of $157,000 (or $0.03 per basic and fully diluted share) compared to net loss of $541,000 (or $0.09 per basic and fully diluted share) during the first six months of 1997. The first half of 1998 results included a first quarter gain of $330,000 ($198,000 after estimated tax provision) on the sale of the rights to certain asset-based fee revenues to a former client financial institution. Excluding this gain, the Company would have reported a net loss of $41,000 for the first half of 1998.

Total revenues for the quarter ended June 30, 1998 were $505,000, a decrease of $633,000 or 56% from $1,138,000 in the second quarter of 1997. This reduction in revenues is primarily a result of the following:

 . A decrease in sales production related commissions of $453,000 or 86% as a result of management's decision to terminate retail bank operations at the end of 1997.

 . Asset-based fee revenues decreased approximately $179,000 in the second quarter of 1998 compared to the second quarter of 1997 as a result of the sale of the rights to asset-based fee revenues related to the Company's Tennessee operation at the end of the fourth quarter of 1997. Second quarter 1997 asset-based fees related to the Tennessee operation totaled approximately $158,000.

Total revenues for the first six months of 1998 were $1,285,000 versus $2,344,000 for the first six months of 1997. Excluding the aforementioned gain in the first quarter of 1998, total revenues would have decreased by $1,389,000 or 59% to $955,000 for the first six months of 1998. The decrease in revenues is also a result of a decrease in sales related commissions of $908,000 or 84% and a decrease in asset-based revenues resulted from the sale of rights to asset-based fee revenues at the end of the fourth quarter of 1997.

Total expenses for the quarters ended June 30, 1998 and 1997 were $401,000 and $1,562,000, respectively. This $1,161,000 or 74% decrease is primarily attributable to:

 . A $283,000 or 73% reduction in fees to financial institutions due to lower sales volume. In addition, asset-based fees to financial institutions decreased due to the sale of the rights to the asset-based fee revenues in the fourth quarter of 1997, which eliminated the related fee expense obligation.

 . A decrease of $627,000 or 83% in payroll related expenses in the second quarter of 1998 as compared to 1997, primarily as a result of personnel reductions related to the Company terminating most of its personnel at the beginning of 1998.

 . The remaining decrease in other recurring operating expenses of approximately $251,000 or 61% is a result of a general reduction in operations.

For the same reasons, total expenses for the six months ended June 30, 1998 decreased $2,152,000 or 68% to $1,028,000 from $3,180,000 in the first half of 1997.

SECOND QUARTER 1998 COMPARED TO FIRST QUARTER 1998

The net income for the second quarter of 1998 of $64,000 (or $0.01 per basic and fully diluted share) compares to a net income of $93,000 (or $0.02 per basic and fully diluted share) for the first quarter of 1998. Included in the 1998 first quarter results were revenues in the amount of $330,000 ($198,000 or $0.03 per basic and fully diluted share after estimated tax provision) related to the gain on the sale of the rights to future asset-based fee revenues to a client financial institution. Excluding the aforementioned gain in the first quarter of 1998, the first quarter 1998 would have a net loss of $105,000. Excluding the gain in the first quarter 1998, total revenues for the second quarter 1998 were $505,000 compared to $450,000 in the first quarter 1998, an increase of $55,000 or 12%. Total expenses in the second quarter of 1998 of $401,000 decreased $226,000, or 36%, from $627,000 in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of June 30, 1998, the Company had cash and cash equivalents of approximately $5,830,000, an increase of approximately $1,568,000 from $4,262,000 in cash and cash equivalents at December 31, 1997. Significant sources of cash and cash equivalents include the following:

 . Proceeds of $1,463,000 related to the sale of rights to certain future asset based fees, which were recorded in the fourth quarter of 1997.

 .  Proceeds of $118,000 from Common Stock options exercised.

Future fees, both those due from provider companies and those due to financial institution clients, are not reflected as an asset or a liability in the Consolidated Balance Sheets. However, management does believe a value exists related to the present value of the projected future net asset fees to be retained by the Company. Such projected future net asset fees are a function of the projected accumulated value of assets in-force multiplied by the net asset fee rate (gross asset fee rate less amount committed to the financial institution). The current value to the Company is the discounted present value of such projected future asset fees less the present value of an estimated cost to service the customers making up such in-force assets. Management's belief that a present value for such future asset-based fees exists and the estimates used to calculate the range of such values have been supported by the sale of the rights to certain future fees in the first quarter of 1998 and prior years. The projected value of the future asset-based fees on the remaining block of business at June 30, 1998 is based on assumptions as to growth, persistency and risk adjusted discount rates. The assumptions as to persistency and growth of the business are based on historical data maintained by the Company since its inception. The discount rate used of between 8% and 10% is based on a risk-free rate of return plus a nominal additional factor for risk (taking into account that risk factors are substantially covered by the estimated persistency and growth rates). Management believes the value of these net future revenues is appropriately estimated at $3.5 million to $4.5 million, pre-tax, based on the Company's valuation calculations. Such value is based on the estimates of the variables used in the calculation (which are consistent with estimates used in prior sales of future rights) and the actual realization, if any, could be higher or lower than this range.

While the Company's revenue base was reduced as described above during the second and first quarters of 1998, the Company's base operating expenses, excluding noncash expenses such as depreciation and amortization, have been reduced by nearly $190,000 or 40% compared to the first quarter of 1998. As a result, based upon the Company's cash position as of June 30, 1998, management expects the Company will meet its operating and capital expenditure needs for the remainder of its current fiscal year.

TRENDS AND UNCERTAINTIES
------------------------

TERMINATION OF HISTORICAL BUSINESS LINES

The Company announced at the end of 1997 that it would be terminating its retail sales bank programs. Accordingly, the Company has substantially exited from its traditional lines of business. The Company will continue to service and maintain all annuity contracts and mutual fund accounts in place at the end of the second quarter of 1998 in order to maximize the return on those assets.

BUSINESS OPPORTUNITIES

Management and the Board are actively seeking an appropriate business combination opportunity for the Company. In addition, management and the Board continue to explore opportunities for enhanced utilization of its remaining liquid assets. In the interim, the Company's cash assets are invested in government securities, mutual funds and cash equivalents. If the Company does not find an operating entity to combine with, and if its assets are not invested in certain types of securities (primarily government securities), it may be deemed to be an investment company under the terms of the Investment Company Act of 1940, as amended (the "Act"). The Board intends to take defensive steps to avoid inadvertent application of the Act to the Company and the attendant additional regulatory requirements. However, there can be no assurance that the Act will not be applied to the Company.

YEAR 2000 ISSUE

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Management is currently assessing the year 2000 compliance issue and has already taken initial steps toward the updating, converting and replacement of its non-compliant systems in order to achieve compliance in a cost effective and timely fashion. The Company will expend necessary resources to assure that its computer systems are reprogrammed in time to deal effectively with transactions in the year 2000 and beyond. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for the Company's computer systems as so modified, converted or replaced. The Company also believes that the cost of conversion, modification or replacement will not have a material adverse effect on the Company's financial condition or results of operations. However, if such modifications and conversions are not completed timely or third parties on which the Company relies are unable to address this issue in a timely manner, the Year 2000 issue may have a material impact on the operations of the Company.

                         PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

INSURANCE DEPARTMENT PROCEEDINGS

As previously reported, during March 1993 the Florida Department of Insurance (the "Department") commenced an administrative proceeding against the Company's wholly owned subsidiary, James Mitchell & Co. ("JMC"). A Final Order was issued in July 1995, however, the enforcement of the majority of the Final Order was stayed pending the outcome of JMC's appeal. The District Court of Appeal, for all material matters, affirmed the Final Order in August 1996, and in October 1996, the District Court of Appeal denied JMC's Motion for Rehearing. In March 1997, the Florida Supreme Court denied JMC's petition for review. Effective October 1995, JMC concluded its relationship with its Florida financial institution client, Barnett Banks, Inc., and is not presently doing business in the State of Florida.

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

            None.

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




Date: August 13, 1998               /s/ James K. Mitchell
                                    ------------------------------------------
                                    James K. Mitchell, Chairman, President and
                                    Chief Executive Officer






Date: August 13, 1998               /s/ Jacqueline O. Tran
                                    ------------------------------------------
                                    Jacqueline O. Tran, Controller and
                                    Principal Accounting Officer