Form 10-Q
period 1998-09-30
JMC GROUP INC
filed 1998-11-12
CIK 746425

______________________________________________________________________________


                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                          _______________________

                                 FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                          _______________________

 For the Quarterly Period ended                    Commission File Number
         September 30, 1998                                0-12926
                          _______________________

                              JMC GROUP, INC.
          (Exact name of registrant as specified in its charter)

               DELAWARE                                95-2627415
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                   Identification No.)


        9710 Scranton Road, Suite 100, San Diego, California  92121
        (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code:  619-450-0055


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

     As of September 30, 1998, the registrant had 6,166,451 shares of its common stock, $.01 par value, issued and outstanding.

______________________________________________________________________________

                      PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       JMC GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                 September 30,   December 31,
                                                      1998           1997
                                                 -------------   -------------
  ASSETS
    CURRENT ASSETS
       Cash and cash equivalents                 $ 4,881,311     $  4,261,531
       Cash segregated under securities
         regulations                                     338          922,207
       Receivables from insurance companies          127,494          329,265
       Receivable from financial institution               -        1,462,861
       Income taxes receivable                        38,273                -
       Deferred tax asset                            106,105          251,426
       Other assets                                  146,957          195,219
                                                 -------------   -------------
           TOTAL CURRENT ASSETS                    5,300,478        7,422,509

    Investment                                     1,000,000                -

    Furniture, equipment and leasehold
      improvements - net of accumulated
      depreciation and amortization of
      $1,468,519 in 1998 and $1,435,362
      in 1997                                         40,205           77,925

    Asset-based fees - net of accumulated
      amortization of $1,051,646 in 1998 and
      $978,575 in 1997                               345,483          418,554
                                                 -------------   -------------
           TOTAL ASSETS                          $ 6,686,166     $  7,918,988
                                                 =============   =============
  LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
      Accrued fees to financial institutions     $    51,404     $    113,009
      Customer funds segregated under securities         338          922,207
        regulations
      Accrued restructuring charges                   28,417          410,785
      Accrued expenses and other liabilities         120,274          242,871
      Allowance for contract cancellations            19,951           55,822
      Income tax payable                                   -           11,659
      Accrued payroll and related expenses            46,301           81,572
                                                 -------------   -------------
           TOTAL CURRENT LIABILITIES                 266,685        1,837,925

  STOCKHOLDERS' EQUITY
      Preferred stock, no par value; authorized
        5,000,000 shares                                   -                -
      Common stock, $.01 par value; authorized
        20,000,000 shares; issued and
        outstanding 6,166,451 shares in 1998
        and 6,044,351 shares in 1997                  61,664           60,443
      Additional paid-in-capital                     583,276          466,849
      Retained earnings                            5,774,541        5,553,771
                                                 -------------   -------------
           TOTAL STOCKHOLDERS' EQUITY              6,419,481        6,081,063
                                                 -------------   -------------

           TOTAL LIABILITIES AND STOCKHOLDERS'
             EQUITY                              $ 6,686,166     $  7,918,988
                                                 =============   =============

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                       JMC GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                             Three Months Ended September 30,
                                                  1998              1997
                                             -------------     -------------
    REVENUES
       Commissions and fees                  $    291,966      $  1,022,328
       Interest                                    73,833            54,955
       Other                                       18,029               635
                                             -------------     -------------
         TOTAL REVENUES                           383,828         1,077,918
                                             -------------     -------------
    EXPENSES
       Employee compensation and benefits         121,493           611,237
       Fees to financial institutions              87,355           366,066
       Professional fees                           36,614            71,218
       Rent                                        20,712            67,662
       Telephone                                    8,903            16,025
       Depreciation and amortization                5,130            27,931
       Other general and administrative
         expenses                                  (3,322)          142,198
                                             -------------     -------------
         TOTAL EXPENSES                           276,885         1,302,337
                                             -------------     -------------
       INCOME (LOSS) BEFORE INCOME TAXES          106,943          (224,419)

    INCOME TAX PROVISION (BENEFIT)                 42,790           (63,518)
                                             -------------     -------------
       NET INCOME (LOSS)                     $     64,153      $   (160,901)
                                             =============     =============
    EARNINGS (LOSS)  PER SHARE

         BASIC                               $       0.01      $      (0.03)
                                             =============     =============
         DILUTED                             $       0.01      $      (0.03)
                                             =============     =============
    WEIGHTED AVERAGE NUMBER OF SHARES
         BASIC                                  6,166,451         6,044,351
         DILUTED                                6,173,079         6,044,351


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       JMC GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                              Nine Months Ended September 30,
                                                   1998             1997
                                              -------------     -------------
    REVENUES
       Commissions and fees                   $  1,004,212      $  3,241,750
       Gain on sale of certain future
         asset-based fee revenue                   330,000                 -
       Interest                                    230,165           171,004
       Other                                       104,811             9,446
                                              -------------     -------------
         TOTAL REVENUES                          1,669,188         3,422,200
                                              -------------     -------------
    EXPENSES
       Employee compensation and benefits          556,873         2,136,911
       Fees to financial institutions              328,592         1,171,925
       Professional fees                           126,611           243,966
       Rent                                         63,021           200,080
       Telephone                                    29,527            37,942
       Depreciation and amortization                22,036            89,167
       Other general and administrative
         expenses                                  177,791           601,920
                                              -------------     -------------
         TOTAL EXPENSES                          1,304,451         4,481,911
                                              -------------     -------------

       INCOME (LOSS) BEFORE INCOME TAXES           364,737        (1,059,711)

    INCOME TAX PROVISION (BENEFIT)                 143,967          (358,097)
                                              -------------     -------------
       NET INCOME (LOSS)                      $    220,770      $   (701,614)
                                              =============     =============

    EARNINGS (LOSS) PER SHARE

         BASIC                                $       0.04      $      (0.12)
                                              =============     =============
         DILUTED                              $       0.04      $      (0.12)
                                              =============     =============
    WEIGHTED AVERAGE NUMBER OF SHARES

         BASIC                                   6,123,754         6,059,576
         DILUTED                                 6,133,535         6,059,576

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       JMC GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                               Nine Months Ended September 30,
                                                     1998            1997
                                               --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $     220,770    $   (701,614)
  Adjustments to reconcile net income (loss)
    to net cash provided (used) by operating
    activities:
      Gain on sale of furniture and equipment        (31,924)         (6,625)
      Depreciation and amortization                   20,887          89,167
      Amortization of asset-based fees                73,071          89,865
      Deferred tax provision                         145,321           6,633
  Changes in assets and liabilities:
      Cash segregated under securities
        regulations                                  921,869       1,175,635
      Receivables from insurance companies           201,771         278,167
      Receivable from financial institution        1,462,861         325,000
      Income taxes receivable                        (38,273)         59,907
      Other assets                                    48,262          30,450
      Accrued fees to financial institutions         (61,605)       (174,536)
      Customer funds segregated under
        securities regulations                      (921,869)     (1,175,635)
      Accrued restructuring                         (359,572)              -
      Accrued expenses and other liabilities        (122,597)       (297,868)
      Allowance for contract cancellations           (35,271)         (5,363)
      Income tax payable                             (11,569)              -
      Accrued payroll and related expenses           (35,271)        (15,478)
                                               --------------   --------------
        NET CASH PROVIDED (USED) BY OPERATING
          ACTIVITIES                               1,476,171        (322,295)
                                               --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of OptiMark Technologies, Inc.
    common stock                                  (1,000,000)              -
  Purchase of furniture, equipment and
    leasehold improvements                            (5,963)       (116,036)
  Proceeds from sale of furniture and
    equipment                                         31,924           7,625
                                               --------------   --------------
        NET CASH USED BY INVESTING ACTIVITIES       (974,039)       (108,411)
                                               --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of common stock                               -        (194,548)
  Proceeds from stock options exercised              117,648          15,000
                                               --------------   --------------
        NET CASH PROVIDED (USED) BY FINANCING
          ACTIVITIES                                 117,648        (179,548)
                                               --------------   --------------
        NET INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS                           619,780        (610,254)

        CASH AND CASH EQUIVALENTS AT BEGINNING
          OF PERIOD                                4,261,531       4,682,883
                                               --------------   --------------

        CASH AND CASH EQUIVALENTS AT END OF
          PERIOD                               $   4,881,311    $  4,072,629
                                               ==============   ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Cash paid for income taxes                   $      54,293    $      9,542
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  ACTIVITIES
  Depreciation charged against accrued
    restructuring expenses                     $      22,796    $          -

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

NOTE 2.   INVESTMENTS

          In September 1998, the Company utilized $1,000,000 of its cash to purchase 100,000 shares of the common stock of Optimark Technologies, Inc. (OptiMark), a private, development-stage company based in Durango, Colorado. OptiMark owns all rights to the OptiMark System, an electronic equity trading process. The Company owns less than 1% of OptiMark's outstanding shares of common stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion of the Company's business contained in this Form 10-Q includes certain forward-looking statements. For a discussion of factors which may affect the outcome projected in such statements, see "Material Customers," "Competition," "Registration and Licensing," "Regulation," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

RESULTS OF OPERATIONS
---------------------

THIRD QUARTER 1998 COMPARED TO THIRD QUARTER 1997

The Company realized net income of $64,000 (or $0.01 per share) in the third quarter of 1998 compared to a net loss of $161,000 (or $0.03 per share) for the third quarter of last year. For the nine months ended September 30, 1998, the Company had net income of $221,000 (or $0.04 per share) compared to a net loss of $702,000 (or $0.12 per share) during the first nine months of 1997. The nine months ended September 30, 1998 results included a gain of $330,000 ($198,000 after estimated tax provision) on the sale of the right to certain asset-based fee revenues to a former client financial institution. Excluding this gain, the Company would have a reportable net income of $23,000 for the first nine months of 1998.

Total revenues for the quarter ended September 30, 1998 were $384,000, a decrease of $694,000 or 64% from $1,078,000 in the third quarter of 1997. This reduction in revenues is primarily a result of the following:

 . A decrease in sales production related commissions of $430,000 or 92% as a result of management's decision to terminate retail bank operations at the end of 1997.

 . Asset-based fee revenues decreased approximately $195,000 in the third quarter of 1998 compared to the third quarter of 1997 as a result of the sale of the rights to asset-based fee revenues related to the Company's Tennessee operation at the end of the fourth quarter of 1997. Third quarter 1997 asset-based fees related to the Tennessee operation totaled approximately $160,000.

Total revenues for the first nine months of 1998 were $1,669,000 versus $3,422,000 for the comparable period in 1997, a decrease of $1,753,000 or 51%. Excluding the aforementioned gain in the first quarter 1998, total revenues would have decreased by $2,083,000 or 61% to $1,339,000 for the nine months ended September 30, 1998. The decrease in revenues for the nine month period of 1998 as compared to 1997 is also a result of a decrease in sales production related commissions of 86% and a decrease in asset-based revenues due primarily to the previously described termination of the Company's Tennessee operation and is offset by an increase in service fee revenue.

Total expenses for the quarters ended September 30, 1998 and 1997 were $277,000 and $1,302,000, respectively. This $1,025,000 or 79% decrease is primarily attributable to:

 . A $315,000 or 78% reduction in fees to financial institutions due to lower sales volume. In addition, asset-based fees to financial institutions decreased due to the sale of the rights to the asset-based fee revenues in the fourth quarter of 1997, which eliminated the related fee expense obligation.

 . A decrease of $454,000 or 79% in payroll related expenses in the third quarter of 1998 as compared to 1997, primarily as a result of personnel reductions related to the Company terminating most of its personnel at the beginning of 1998.

 . The remaining decrease in other recurring operating expenses of approximately $256,000 or 79% is a result of a general reduction in operations.

For the same reasons, total expenses for the nine months ended September 30, 1998 decreased $3,177,000 or 71% to $1,305,000 from $4,482,000 in the first three quarters of 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 1998, the Company had cash and cash equivalents of approximately $4,881,311, an increase of approximately $620,000 from $4,261,531 in cash and cash equivalents at December 31, 1997. Significant sources of cash and cash equivalents include the following:

 . Proceeds of $1,463,000 related to the sale of rights to certain future asset based fees, which were recorded in the fourth quarter of 1997.
 . Proceeds of $118,000 from stock options exercised.
 . Offset by a purchase of 100,000 shares of OptiMark Technology Inc.'s common stock for $1,000,000.

Future fees, both those due from provider companies and those due to financial institution clients, are not reflected as an asset or a liability in the Consolidated Balance Sheets. However, management does believe a value exists related to the present value of the projected future net asset fees to be retained by the Company. Such projected future net asset fees are a function of the projected accumulated value of assets in-force multiplied by the net asset fee rate (gross asset fee rate less amount committed to the financial institution). The current value to the Company is the discounted present value of such projected future asset fees less the present value of an estimated cost to service the customers making up such in-force assets. Management's belief that a present value for such future asset-based fees exists and the estimates used to calculate the range of such values have been supported by the sale of the rights to certain future fees in the first quarter of 1998 and prior years. The projected value of the future asset-based fees on the remaining block of business at September 30, 1998 is based on assumptions as to growth, persistency and risk adjusted discount rates. The assumptions as to persistency and growth of the business are based on historical data maintained by the Company since its inception. The discount rate used of between 8% and 10% is based on a risk-free rate of return plus a nominal additional factor for risk (taking into account that risk factors are substantially covered by the estimated persistency and growth rates). Management believes the value of these net future revenues is appropriately estimated at $3 million to $4 million, pre-tax, based on the Company's valuation calculations. Such value is based on the estimates of the variables used in the calculation (which are consistent with estimates used in prior sales of future rights) and the actual realization, if any, could be higher or lower than this range.

As previously announced, the Company in September 1998 utilized $1,000,000 of its cash to purchase 100,000 shares of the common stock of Optimark Technologies, Inc. (OptiMark), a private, development-stage company based in Durango, Colorado. OptiMark owns all rights to the advanced trading technology of the OptiMark System, an electronic equity trading process, which offers investors the ability to match buying and selling orders in multiple ranges and sizes. The system utilizes advanced computers and patented algorithms in order to match the buyers and sellers within seconds and with anonymity. OptiMark currently has agreements with the NASDAQ National Market System and the Pacific Exchange, which announced in July that it would be pursuing a merger with the Chicago Board Options Exchange. OptiMark also announced in September 1998 that it had entered into a joint venture agreement in Japan with Nihon Keizai Shumbun, Inc. (Nikkei), QUICK Corporation and the Osaka Securities Exchange, to adapt the OptiMark System for trading in Japanese listed securities. The OptiMark system is scheduled to go online in late 1998 or early 1999.

TRENDS AND UNCERTAINTIES
------------------------

TERMINATION OF HISTORICAL BUSINESS LINES

The Company announced at the end of 1997 that it would be terminating its retail sales bank programs. Accordingly, the Company has substantially exited from its traditional lines of business. The Company will continue to service and maintain all annuity contracts and mutual fund accounts in place at the end of the third quarter of 1998 in order to maximize the return on those assets.

BUSINESS OPPORTUNITIES

Management and the Board are actively seeking an appropriate business combination opportunity for the Company. In addition, management and the Board continue to explore strategic alternatives for enhanced utilization of its remaining liquid assets. In the interim, the Company's cash assets are invested in government securities, money market funds, cash equivalents and other investments.

In the third quarter of 1998, the Company announced it had invested $1,000,000 of its cash in OptiMark Technologies, Inc. Since a material amount of its assets were no longer invested in only certain types of securities (primarily government securities), the Company elected to file as a business development company under the Investment Company Act of 1940, as amended (the "Act"). Registration under the Act subjects the Company to certain additional filing regulations and other substantive requirements.

NASDAQ COMPLIANCE

The Company has been advised by NASDAQ that the Common Stock may no longer meet the requirements for continued listing on the Nasdaq Market System (the "NMS") and that the Common Stock may be removed from trading on the NMS. If delisted from the NMS, the Company's Common Stock may be listed on the NASDAQ SmallCap Market or Over-the-Counter Bulletin Board.

YEAR 2000

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Management has identified its non-compliant systems and has spent 90% of the amount it has estimated is required to bring the Company into year 2000 compliance. The Company will continue to expend necessary resources to assure that its computer systems are reprogrammed in time to deal effectively with transactions in the year 2000 and beyond. The Company presently believes that, with further modifications to existing software and conversions to new software, as well as with the new software it has already purchased and the hardware which has already been updated, the Year 2000 issue will not pose significant operational problems for the Company's computer systems as so modified, converted or replaced. The Company also believes that any additional costs of conversion, modification or replacement will not have a material adverse effect on the Company's financial condition or results of operations. However, if such modifications and conversions are not completed in a timely manner, the Year 2000 issue may have a material impact on the operations of the Company.

The Company is also currently determining the extent to which third parties on which the Company relies are able to address this issue in a timely manner. For example, problems created by a lack of compliance by third party service providers may inhibit the Company from adequately servicing its current customer base thus causing a temporary impact on the Company's operations. The Company has taken steps to prepare itself in the event any third party service provider is unable to provide any or all services which it has been contracted to provide. Should services from third parties discontinue, whether due to non-compliance with Year 2000 issues or from any natural disaster, the Company plans to continue providing assistance to its customers.

Another possible problem would be if the insurance provider companies and mutual fund companies which pay regular fees and commissions to the Company, were unable to pay these amounts due to their lack of compliance, computer system problems or a loss of customer account information. If the ongoing fee revenue stream were interrupted, this would create a material impact on the Company's financial condition. The Company has taken measures to provide that customer account information is duplicated in both electronic and physical formats to protect against any uncertainties in account values, fee valuations or other loss of information.

With the Company's current operating expenses, the current cash and cash equivalent position should adequately supply the Company with sufficient capital to continue its operations for extended periods should any temporary interruption in revenue occur.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Stockholders of JMC Group, Inc.
          was held on August 31, 1998. The following matter was submitted to a vote of security holders:

          Election of Directors:  James K. Mitchell and Robert G.
          Sharp were elected to serve a three-year term, until the annual meeting of stockholders in 2001, or until their successors are duly elected.

               The tally of voting for each nominee was as follows:

                                               For         Withheld
                                               ---         --------
                       James K. Mitchell     5,258,425      169,152
                       Robert G. Sharp       5,258,425      169,152

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




Date:     November 12, 1998             /s/ James K. Mitchell
                                    ------------------------------------------
                                    James K. Mitchell, Chairman, President and
                                    Chief Executive Officer






Date:     November 12, 1998             /s/ Jacqueline O. Tran
                                     -----------------------------------------
                                     Jacqueline O. Tran, Controller and
                                     Principal Accounting Officer