Form 10-K405
period 1998-12-31
JMC GROUP INC
filed 1999-03-29
CIK 746425

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                               -----------------

      FOR THE FISCAL YEAR ENDED                         COMMISSION FILE NUMBER
         DECEMBER 31, 1998                                      0-12926

                               -----------------

                                JMC GROUP, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                           95-2627415
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)

           9710 SCRANTON ROAD, SUITE 100, SAN DIEGO, CALIFORNIA 92121

              (Address of principal executive offices)  (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 619-450-0055

                               -----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
  TITLE OF EACH CLASS        NAME OF EACH EXCHANGE ON WHICH IT IS REGISTERED
     COMMON STOCK                                PACIFIC EXCHANGE

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

                                 Yes [X]        No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                               -----------------

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1999 was approximately $5,719,926 representing approximately 5,084,379 shares.

     As of March 26, 1999, the registrant had 6,166,451 shares of its Common Stock, $.01 par value, issued and outstanding.

                               -----------------

     DOCUMENTS INCORPORATED BY REFERENCE
     None.
================================================================================

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

     In September 1998 the Company purchased for $1,000,000 in a private transaction, 100,000 shares of a private development-stage company named OptiMark Technologies, Inc., and concurrently made an election to be regulated as a Business Development Company ("BDC") under the Investment Company Act of 1940 (the "Act"). As a BDC, the Company may only make investments or engage in other activities to the extent allowed by the applicable provisions to the Act. Such provisions allow the Company to continue to service existing accounts, receive service fees, and receive asset-based fee income as described herein. See "Business Development Company Risk Factors" under "Management's Discussion and Analysis of Financial Condition and Results of Operation."

     The Company may not, unless authorized by vote of a majority of its outstanding Common Stock, change the nature of its business so as to cease to be, or withdraw its election as, a BDC.

     See "OptiMark Investment" under "Management's Discussion and Analysis - Business Opportunities," for further information about OptiMark.

     In prior years, the Company operated its business in one industry segment - annuity, insurance and mutual fund sales and sales support services through financial institutions and the related servicing of products previously sold. This business had historically been carried out through the Company's subsidiaries, James Mitchell & Co. and its subsidiaries ("JMC") and JMC Investment Services, Inc. ("JMCI"). JMC and JMCI were structured marketing organizations that sold tax-advantaged annuities, insurance products and mutual funds as investment vehicles to customers of financial institutions through relationships with banks and savings and loan associations and thrifts.

     On December 22, 1997 the Company announced that it was withdrawing from its traditional retail sales business and terminating its relationship with each of its remaining bank clients. Citing a severely restricted market for the Company's services, the Board determined it was in the best interest of stockholders to preserve capital and assets and to look for a business alternative. As a result of these decisions, the Company commenced a restructuring aimed at enhancing the servicing of the existing asset fee block to maximize return and reducing costs in all areas of operations. All sales and marketing efforts and costs are being evaluated and total personnel have been reduced to a maintenance level. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - 1997 Compared to 1996 - Restructuring."

     Although the termination or modification of contracts with financial institutions usually ends new sales activities, JMC continues, in most cases, to provide services to the customers of the institution and earns fees for these services based on the accumulated asset value of the accounts being serviced. In 1997, First Tennessee Bank selected the option of acquiring JMC's right to future asset-based fee revenues at the termination of its contract. However, the other client financial institutions opted to continue to receive fees in accordance with termination provisions in their existing contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - 1998 compared to 1997 and 1997 compared to 1996."

     During 1998, the average monthly accumulated value of assets being serviced for such inactive clients was over $262 million generating annual 1998 asset-based fee revenues of $921,000.

PRINCIPAL MARKETS AND METHODS OF DISTRIBUTION

     Through the end of 1997, the principal market for JMC's services was banks, savings and loan associations and thrifts. An independent marketing organization such as JMC provided these institutions with the ability to make products available to their customers and receive fee income. As previously discussed, JMC withdrew from this market but continues to service the block of existing business, and when necessary, solicits new products to existing customers to replace older products having lower rates of return with products having more competitive returns.

PRINCIPAL PRODUCTS

     The Company's subsidiaries have negotiated relationships with numerous national insurance providers and, during 1998, such subsidiaries, to a limited extent, continued to sell the products of New York Life Insurance and Annuity Company, Keyport Life Insurance Company, Aetna Life Insurance and Annuity Company, Liberty Life Assurance Company, The Life Insurance Company of Virginia, Allianz Life Insurance Company of North America and Transamerica Life Insurance and Annuity Company, among others. All of these companies have A or higher ratings from A.M. Best.

     Prior to the termination of sales activities, the Company's subsidiaries' arrangements with each of its annuity and insurance provider companies were very similar. JMC acted as an agent and sold the provider's products to customers of financial institution clients. In addition, the Company's subsidiaries handled certain administrative responsibilities and provided ongoing customer service. Both of these functions are often provided directly by the annuity and insurance provider in other agency relationships. The Company's subsidiaries continue to earn commissions from the sale of the provider's products. In addition to the commission on the initial sale, they also earn a monthly asset-based fee on most products, based on the accumulated value of each contract for as long as the contract is in force and annuity payments have not started. Contracts with annuity and insurance providers are generally terminable by either party on thirty days' notice with regard to all of their provisions, except that the provider company continues to be obligated to pay the Company its monthly asset-based fee so long as there remains in force any accumulated value of contracts sold prior to termination of the contract. During 1998, the Company received approximately $152,000 in annuity commissions and $921,000 in asset-based fee revenues related to annuity contracts. Commissions are net of actual and projected chargebacks for surrenders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - 1997 Compared to 1996" related to events impacting asset-based fee income during 1997 such as the net gain on the sale of rights to certain future asset-based fee revenue.

     Management believes that the Company's subsidiaries have maintained strong relations with their current annuity and insurance provider companies and continues to work with these provider companies to help insure that existing customers receive competitive rates of return on either existing products or on new ones. In connection with the sale of annuity and insurance products, JMC does not assume any of the underwriting risks or obligations of the insurance company itself.

     Although sales efforts related to mutual funds have been suspended, the Company's subsidiaries have agreements to sell mutual fund shares for a large number of mutual fund families, including Putnam, Federated, Fidelity, Oppenheimer, Franklin-Templeton and American Capital. JMC receives commissions for the sale of mutual fund shares and, in most instances, receives ongoing fees for providing continuing customer service. The Company will continue to service its mutual fund customers.

MATERIAL CUSTOMERS

     During 1998, no single customer accounted for a material portion of the Company's sales.

COMPETITION

     Since the Company's withdrawal from the retail bank market, it has continued to earn revenues from servicing existing customers. The fees the Company earns are contractually committed for the life of the product and may only be terminated if the customer surrenders the product. Thus, the Company's chief competition comes from independent agents who solicit the Company's existing customer base in attempts to cause the customers to surrender their products in order to reinvest the money in a product the agent is selling. The Company diligently works to identify potential customers who may wish to invest in different products due to low rates of return and solicits them in order to provide products with more competitive rates of return. The Company hopes that through providing superior customer service and more competitive rates of return on investments that it can continue to service existing blocks of business and minimize product surrenders by existing customers.

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

REGULATION

     JMCG is regulated by the SEC as a Business Development Company under the Investment Company Act of 1940 (see "General" description above and "Trends and Uncertainties" below).

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

EMPLOYEES

     As of March 26, 1999, the Company had 5 full-time employees.

ITEM 2. PROPERTIES

     During 1998, the Company maintained only its corporate office. The facility exceeded the Company's requirements and the Company renegotiated its lease to surrender a portion of its space on June 30, 1998. The following is the current lease for the principal facility utilized in the Company's operations as of December 31, 1998:

     Corporate Headquarters
     9710 Scranton Road
     Suite 100
     San Diego, CA 92121
     Exp. Date: July 31, 2002
     Square Footage: 2,525 square feet

ITEM 3. LEGAL PROCEEDINGS

     As previously reported, during March 1993 the Florida Department of Insurance (the "Department") commenced an administrative proceeding against the Company's wholly owned subsidiary, James Mitchell & Co. ("JMC"). A Final Order was issued in July 1995, however, the enforcement of the majority of the Final Order was stayed pending the outcome of JMC's appeal. The District Court of Appeal, for all material matters, affirmed the Final Order in August 1996, and in October 1996, the District Court of Appeal denied JMC's Motion for Rehearing. In March 1997, the Florida Supreme Court denied JMC's petition for review. Although an agreement was reached with the Florida Department of Insurance that the Final Order would be in effect for a period of two years beginning October 1996, no administrative action was taken against JMC Insurance Services Corporation or James Mitchell's personal insurance license and he has been continually licensed in the State of Florida as a non-resident life insurance agent since 1991. Effective October 1998, all issues with the Florida Department of Insurance were closed.

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

OTHER PROCEEDINGS

     The Company's broker-dealer subsidiary, JMC Investment Services, Inc. ("JMCI"), has been named as a defendant in a NASD arbitration regarding the sales of real estate limited partnerships by Spear Rees & Co. (the predecessor to JMCI) between 1990 and 1993. Management does not believe that such proceeding will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters other than election of directors at the annual meeting on August 31, 1998 were submitted to a vote of security holders during the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     As of March 18, 1999, the Common Stock of the Company is principally traded in the Nasdaq SmallCap Market ("SCM") under the symbol JMCGC and is owned as of March 3, 1999 by approximately 230 shareholders of record with approximately 690 beneficial owners. Eight broker-dealers are presently market makers in the Company's Common Stock on the Nasdaq SCM.

     The Common Stock of the Company was principally traded in the Nasdaq National Market System up until March 17, 1999. On March 16, 1999, the Registrant was informed by The Nasdaq Stock Market that the Company's Common Stock would be listed on the Nasdaq SmallCap Market via an exception from the minimum bid price requirements effective March 18, 1999 at the opening of the market. For the duration of the exception, the Company's Nasdaq symbol will be JMCGC.

     The Company failed to meet the continued listing requirement for the NMS as of December 16, 1998 and was granted a temporary exception from this standard subject to JMCG meeting certain conditions. On or before May 7, 1999, the Company must demonstrate a closing bid price of at least $1.00 per share; thereafter, the Company's closing bid price must meet or exceed $1.00 per share for a minimum of ten consecutive trading days. The exception will expire on May 21, 1999. In the event the Company is deemed to have met the terms of the exception, it shall continue to be listed on the Nasdaq SmallCap Market. If the Company remains in compliance throughout the expiration date of the exception, the symbol will be returned to JMCG.

     The Company previously announced that it would seek stockholder approval at the May 3, 1999 Annual Meeting of stockholders of a one-for-two reverse split of its Common Stock to effectively reduce the number of shares issued and
outstanding to approximately 3,083,225 shares.   The Company believes that this
action may result in an increase of the bid price for the Company's Common Stock to over $1.00, which is Nasdaq's stated minimum bid price for shares on the SCM. However, there can be no assurance that the bid price for the Common Stock will be increased to over $1.00 or that the Company will otherwise be able to maintain listing on the SCM. If delisted from the Nasdaq SmallCap Market, the Company's Common Stock would be traded on the Over-the-Counter Bulletin Board.

     The Company is also listed on the Pacific Exchange under the symbol JMC, but the trading volume in the Company's Common Stock on the Pacific Exchange is not material.

     The following table reflects the high and low sales prices on the Nasdaq National Market System for the Company's Common Stock for the four quarters of each of 1998 and 1997:

                                                       Sales Price
                                                -----------------------
                                                   High          Low
                                                -----------------------
         1998
           First Quarter                          $1.875        $0.656
           Second Quarter                         $1.438        $0.906
           Third Quarter                          $1.219        $0.500
           Fourth Quarter                         $1.250        $0.500

         1997
           First Quarter                          $1.531        $0.906
           Second Quarter                         $1.188        $0.688
           Third Quarter                          $0.969        $0.625
           Fourth Quarter                         $0.953        $0.625

DIVIDENDS

     No dividends were paid by the Company during fiscal 1998. Future dividends, if any, will be determined by the Company's Board of Directors, based upon the Company's profitability, its cash position and other considerations deemed appropriate.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED ANNUAL FINANCIAL DATA

--------------------------------------------------------------------------------------------------------------------------
           Years ended December 31,                  1998           1997           1996            1995           1994
--------------------------------------------------------------------------------------------------------------------------
Selected        Total revenues                     $2,022,567    $6,303,291     $11,845,436     $20,371,860    $33,357,242
Financial       Income (loss) from continuing
Data            operations                         $  227,869    $ (257,292)    $  (502,919)    $ 1,741,124    $(2,370,155)
                Net income (loss)                  $  227,869    $ (257,292)    $  (502,919)    $ 1,741,124    $(2,370,155)
--------------------------------------------------------------------------------------------------------------------------
Earnings        Income (loss) from continuing
Per Share       operations                         $     0.04    $    (0.04)    $     (0.08)    $      0.28    $     (0.36)
- Basic
and Diluted
               Net income (loss)                   $     0.04    $    (0.04)    $     (0.08)    $      0.28    $     (0.36)
--------------------------------------------------------------------------------------------------------------------------
Balance        Total assets                        $6,588,499    $7,918,988     $ 8,766,023     $ 9,511,828    $ 8,380,931
Sheet          Total liabilities                   $  161,919    $1,837,925     $ 2,248,120     $ 2,511,006    $ 3,121,233
               Stockholders' equity                $6,426,580    $6,081,063     $ 6,517,903     $ 7,000,822    $ 5,259,698
--------------------------------------------------------------------------------------------------------------------------

Cash dividends of $456,465 were paid during 1994.
No cash dividends were paid during 1998, 1997, 1996 or 1995.

SELECTED QUARTERLY FINANCIAL DATA

--------------------------------------------------------------------------------------------------------------------------
                                         First Quarter         Second Quarter        Third Quarter       Fourth Quarter
--------------------------------------------------------------------------------------------------------------------------
1998
           Commission revenues              $  368,745            $  343,501          $  291,966              $291,466
           Net income (loss)*               $   92,923            $   63,694          $   64,153              $  7,099
           Earnings per share - Basic
           and Diluted:
           Net income (loss)                $     0.02            $     0.01          $     0.01              $   0.00
           ---------------------------------------------------------------------------------------------------------------
1997
           Commission revenues              $1,138,791            $1,080,631          $1,022,328              $952,814
           Net income (loss)**              $ (250,580)           $ (290,133)         $ (160,901)             $444,322
           Earnings per share - Basic
           and Diluted:
           Net income (loss)                $    (0.04)           $    (0.05)         $    (0.03)             $   0.07
           ===============================================================================================================

* The first quarter includes the sale of rights to future asset-based fees of $330,000 ($198,000 net of tax).

** The fourth quarter includes the sale of rights to future asset-based fees of $1,870,000 ($1,234,000 net of tax) and one-time charge for restructuring of $589,000 ( $389,000 net of tax).

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

1998 Compared to 1997
---------------------

     GENERAL. Revenues and expenses include the accounts of the Company's subsidiaries, JMC and JMCI.

     The Company reported a net income for the year ended December 31, 1998 of $228,000 (net of taxes of $148,000) compared with net loss of $257,000 (after providing for income tax benefit of $123,000) in 1997. Included in the 1998 and 1997 results were the following:

     1998:
     -----

     . A gain of $330,000 ($198,000 or $0.03 per share net of tax) on the sale of the rights to future certain asset-based fee revenues to a client financial institution.

     1997:
     -----
     . A gain of $1,870,000 ($1,234,000 or $0.20 per share net of tax) on the sale of the rights to future certain asset-based fee revenues to a client financial institution.

     . One-time charges for restructuring of $589,000 ($389,000 or $0.06 per share net of tax).

     Excluding the above-mentioned items, the Company would have reported an after-tax income of $30,000 in 1998 as compared to after-tax loss of $1,102,000 (or $0.18 per share after an estimated tax benefit of $559,000) in 1997.

     Total revenues for 1998 were $2,023,000 compared to revenues of $6,303,000 in 1997, a decrease of $4,280,000 or 68%. As previously stated, revenues for 1998 and 1997 include net gains on the sale of rights to asset-based fee revenues of $330,000 and $1, 870,000, respectively.

     Excluding the net gain on the sale of the rights to asset-based fee revenues in 1998 and 1997, revenues for 1998 would have been $1,692,000 compared to $4,433,000 in 1997 (a decrease of $2,741,000 or 62%). This reduction in revenues is primarily attributable to a decrease of sales volume of $2,900,000 in 1998 as compared to 1997. This decrease is primarily a result of the termination by the Company of all of its contracts with client financial institutions as part of its decision to substantially exit from the retail sales of annuities and mutual funds.

     Total expenses for 1998 were $1,647,000 compared to $6,684,000 in 1997. Total expenses for 1997 would have been $6,095,000, excluding the previously described one-time charges of $589,000 for restructuring in 1997. This drop in total expenses is primarily attributable to the following:

     . A $1,334,000 or 76% reduction in fees to financial institutions due to lower sales volume.

     . A $2,106,000 or 76% reduction in wages, commissions and benefits due to termination of the Company's retail sales operations at the end of 1997; and

     . An additional $1,008,000 or 63% reduction in base operating expenses as a result of the termination of the Company's retail sales operations at the end of 1997.

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

1997 Compared to 1996
---------------------

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

     1997:
     -----

     . A gain of $1,870,000 ($1,234,000 or $0.20 per share net of tax) on the sale of the rights to future certain asset-based fee revenues to a client financial institution.

     . One-time, pre-tax charges for restructuring of $589,000 ($389,000 or $0.06 per share net of tax).

     1996:
     -----
     . A net gain of $1,844,000 ($1,189,000 or $0.19 per share net of tax) on the sale of the rights to future asset-based fee revenues to a former client financial institution. The net gain is a result of a sales price of $2.1 million less costs associated with the loss of Central Fidelity Bank as a client of $256,000. These costs are primarily related to closing of facilities and consolidation of personnel functions due to the resulting loss of business created by the Central Fidelity termination.

     . Expenses net of recoveries related to a Marketing Plan and Marketing Agreement as well as a proposed merger as follows:

           . Payment for a Marketing Plan and Marketing Agreement of $1.25 million, which had been capitalized and was being amortized over a five-year period, written off in its entirety in the fourth quarter of 1996 ($806,000 or $0.13 per share net of tax);

           . Expenses related to the proposed merger including primarily legal, accounting, investment banking and printing expenses of $884,000 ($570,000 or $0.09 per share net of tax); and

           . Recovery on settlement of legal proceedings for amounts paid on the Marketing Plan as well as expenses incurred on the proposed merger of $500,000 ($322,000 or $0.05 per share net of tax).

     Excluding the above-mentioned items, the Company would have reported an after-tax loss of $1,102,000 (or $0.18 per share after an estimated tax benefit of $559,000) in 1997 as compared to an after-tax loss of $639,000 (or $0.10 per share after an estimated tax benefit of $318,000) in 1996.

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

      . A decrease of approximately $923,000 in asset-based fee revenue in 1997 compared to 1996. This decrease is primarily a result of the sale of the rights to certain future asset-based fee revenues for its Virginia-based client at the end of 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Company had cash and cash equivalents of approximately $4,895,000, an increase of $633,000 from $4,262,000 in cash and cash equivalents at December 31, 1997.

Significant sources and uses of cash and cash equivalents include the following:

     . Proceeds of $1,463,000 related to the sale of rights to certain future asset based fees, which were recorded in the fourth quarter of 1997 .

     .  Proceeds of $118,000 from stock options exercised.

     . Offset by a purchase of 100,000 shares of OptiMark Technologies, Inc.'s common stock for $1,000,000.

     Future fees, both those due from provider companies and those due to financial institution clients, are not reflected as an asset or a liability in the Consolidated Balance Sheets. However, management does believe a value exists related to the present value of the projected future net asset fees to be retained by the Company. Such projected future net asset fees are a function of the projected accumulated value of assets in-force multiplied by the net asset fee rate (gross asset fee rate less amount committed to the financial institution). The current value to the Company is the discounted present value of such projected future asset fees less the present value of an estimated cost to service the customers making up such in-force assets. Management's belief that a present value for such future asset-based fees exists and the estimates used to calculate the range of such values have been supported by the sale of the rights to certain future fees in the first quarter of 1998 and prior years. The projected value of the future asset-based fees on the remaining block of business at December 31, 1998 is based on assumptions as to growth, persistency and risk adjusted discount rates. The assumptions as to persistency and growth of the business are based on historical data maintained by the Company since its inception. The discount rate used of between 8% and 10% is based on a risk-free rate of return plus a nominal additional factor for risk (taking into account that risk factors are substantially covered by the estimated persistency and growth rates). Management believes the value of these net future revenues is appropriately estimated at $3 million to $4 million, pre-tax, based on the Company's valuation calculations. Such value is based on the estimates of the variables used in the calculation (which are consistent with estimates used in prior sales of future rights) and the actual realization, if any, could be higher or lower than this range.

OPTIMARK INVESTMENT

     The Company in September 1998 utilized $1,000,000 of its cash to purchase 100,000 shares of the common stock of OptiMark Technologies, Inc. (OptiMark), a private, development-stage company based in Durango, Colorado. OptiMark owns all rights to the advanced trading technology of the OptiMark System, an electronic equity trading process, which offers investors the ability to match buying and selling orders in multiple ranges and sizes. The system utilizes advanced computers and patented algorithms in order to match the buyers and sellers within seconds and with anonymity. OptiMark currently has agreements with the Nasdaq National Market System and the Pacific Exchange. OptiMark also announced in September 1998 that it had entered into a joint venture agreement in Japan with Nihon Keizai Shumbun, Inc. (Nikkei), QUICK Corporation and the Osaka Securities Exchange, to adapt the OptiMark System for trading in Japanese listed securities. The OptiMark system began online trading through the Pacific Exchange at the end of January 1999.

BUSINESS DEVELOPMENT COMPANY RISK FACTORS

     The Company has elected to be regulated as a Business Development Company ("BDC") under the Investment Company Act of 1940. The Act provides protection for investors but imposes restrictions on the Company's freedom of action. Risk factors that investors should consider are:

1.  Speculative Nature of Investments.  Investments by a BDC are confined to
    ---------------------------------
    stocks of companies that do not have an established "track record" of earnings, dividends or market value and frequently have no earnings at all.

2.  Limited Liquidity of Assets.  Investments by a BDC are in securities of
    ---------------------------
    development-stage companies, for which there is usually no ready market.

3.  Lack of Control of Portfolio Companies.  Most investments by a BDC are
    --------------------------------------
    confined to enterprises to which the BDC offers to provide significant managerial assistance. However, such assistance does not constitute control and a portfolio company may pursue policies or strategies which are opposed to the advice of the BDC.

4.  Conflicts of Interests.  The other owners, the management or the creditors
    ----------------------
of a portfolio company may have interests or objectives different from those of the BDC, creating the possibility of conflicts which may be detrimental to the interest of the BDC as investor.

5.  Restriction on Business Opportunities.  Unless its BDC status is terminated
    -------------------------------------
by vote of its shareholders, a BDC may not change its business or engage in new business activities. Consequently, the directors and management of a BDC do not have freedom to take advantage of business opportunities that may become available.

TRENDS AND UNCERTAINTIES
------------------------

TERMINATION OF HISTORICAL BUSINESS LINES

     The Company announced at the end of 1997 that it would be terminating its retail sales bank programs. Accordingly, the Company has substantially exited from its traditional lines of business. The Company will continue to service and maintain all annuity contracts and mutual fund accounts in place at the end of 1998 in order to maximize the return on those assets.

BUSINESS OPPORTUNITIES

     Management and the Board are actively seeking an appropriate business combination opportunity for the Company. In addition, management and the Board continue to explore strategic alternatives for enhanced utilization of its remaining liquid assets. In the interim, the Company's cash assets are invested in government securities, money market funds, cash equivalents and in stock of OptiMark Technologies, Inc. as described above.

NASDAQ COMPLIANCE

     On March 16, 1999, the Registrant was informed by The Nasdaq Stock Market that the Company's Common Stock would be listed on the Nasdaq SmallCap Market via an exception from the minimum bid price requirements effective March 18, 1999 at the opening of the market. For the duration of the exception, the Company's Nasdaq symbol will be JMCGC.

     The Company failed to meet the continued listing requirement for the NMS as of December 16, 1998 and was granted a temporary exception from this standard subject to JMCG meeting certain conditions. On or before May 7, 1999, the Company must demonstrate a closing bid price of at least $1.00 per share; thereafter, the Company's closing bid price must meet or exceed $1.00 per share for a minimum of ten consecutive trading days. The exception will expire on May 21, 1999. In the event the Company is deemed to have met the terms of the exception, it shall continue to be listed on the Nasdaq SmallCap Market. If the Company remains in compliance throughout the expiration date of the exception, the symbol will be returned to JMCG.

     The Company previously announced that it would seek stockholder approval at the May 3, 1999 Annual Meeting of stockholders of a one-for-two reverse split of its Common Stock to effectively reduce the number of shares issued and
outstanding to approximately 3,083,225 shares.   The Company believes that this
action may result in an increase of the bid price for the Company's Common Stock to over $1.00, which is Nasdaq's stated minimum bid price for shares on the SCM. However, there can be no assurance that the bid price for the Common Stock will be increased to over $1.00 or that the Company will otherwise be able to maintain listing on the SCM. If delisted from the Nasdaq SmallCap Market, the Company's Common Stock would be traded on the Over-the-Counter Bulletin Board.

YEAR 2000

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Management has identified its non-compliant systems and has spent 90% of the amount it has budgeted to bring the Company into year 2000 compliance. The Company will continue to expend necessary resources to assure that its computer systems are reprogrammed in time to deal effectively with transactions in the year 2000 and beyond, however, the Company does not expect to expend any more resources than it has currently budgeted for. The Company presently believes that, with further modifications to existing software and conversions to new software, as well as with the new software it has already purchased and the hardware which has already been updated, the Year 2000 issue will not pose significant operational problems for the Company's computer systems as so modified, converted or replaced. The Company also believes that any additional costs of conversion, modification or replacement will not have a material adverse effect on the Company's financial condition or results of operations. However, if such modifications and conversions are not completed in a timely manner, the Year 2000 issue may have a material impact on the operations of the Company.

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

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company maintains cash and cash equivalents consisting mainly of cash accounts and money market accounts. Principal amounts of these accounts are not affected by interest rate fluctuations. Interest rate fluctuations do not have a material effect on the interest income returns earned by these accounts.

     The Company also maintains a long-term investment portfolio consisting of 100,000 shares of common stock in OptiMark Technologies, Inc. The effect of fluctuation in interest rates on this investment is not material. For more information on the Company's OptiMark holdings and the market risk of investing in a Business Development Company, see "OptiMark Investment" and "Business Development Company Risk Factors," respectively, above.

ITEM 8.   FINANCIAL STATEMENTS



                                JMC GROUP, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                                  YEARS ENDED

                        DECEMBER 31, 1998, 1997 AND 1996


                                    CONTENTS

INDEPENDENT AUDITORS' REPORT...............................................   15

CONSOLIDATED BALANCE SHEETS................................................   16

CONSOLIDATED STATEMENTS OF OPERATIONS......................................   17

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY.................   18

CONSOLIDATED STATEMENTS OF CASH FLOWS......................................   19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................   20

INDEPENDENT AUDITORS' REPORT
----------------------------

     We have audited the accompanying consolidated balance sheets of JMC Group, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of JMC Group, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

     As discussed in Note 1, to the financial statements, on December 22, 1997, the Company announced its intention to withdraw from the retail sales business and terminate its relationship with each of its financial institution clients.


/s/ Deloitte & Touche LLP

San Diego, California
February 12, 1999

                       JMC GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                             December 31,           December 31,
                                                                                1998                   1997
                                                                           ---------------        ---------------
ASSETS
    CURRENT ASSETS
         Cash and cash equivalents                                            $4,895,190             $4,261,531
         Cash segregated under securities regulations                                  -                922,207
         Receivables from insurance companies                                     94,274                329,265
         Receivable from financial institution                                         -              1,462,861
         Income taxes receivable                                                  68,851                      -
         Deferred tax asset                                                       63,884                251,426
         Other assets                                                            122,267                195,219
                                                                              ----------             ----------
            TOTAL CURRENT ASSETS                                               5,244,466              7,422,509

 Investment in OptiMark Technologies, Inc.                                     1,000,000                      -

 Furniture, equipment and leasehold improvements-
     net of accumulated depreciation and amortization
     of $520,840 in 1998 and $1,435,362 in 1997                                   20,290                 77,925

 Asset-based fees purchased - net of accumulated
     amortization of $1,073,386 in 1998 and $978,575 in 1997                     323,743                418,554
                                                                              ----------             ----------

           TOTAL ASSETS                                                       $6,588,499             $7,918,988
                                                                              ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
         Accrued fees to financial institutions                               $   48,966             $  113,009
         Customer funds segregated under securities regulations                        -                922,207
         Accrued restructuring charges                                                 -                410,785
         Accrued expenses and other liabilities                                   72,614                242,871
         Allowance for contract cancellations                                      5,858                 55,822
         Income tax payable                                                            -                 11,659
         Accrued payroll and related expenses                                     34,481                 81,572
                                                                              ----------             ----------
            TOTAL CURRENT LIABILITIES                                            161,919              1,837,925

    STOCKHOLDERS' EQUITY
         Preferred stock, no par value; authorized 5,000,000 shares                    -                      -
         Common stock, $.01 par value; authorized 20,000,000
         shares; issued and outstanding 6,166,451 shares in 1998
         and 6,044,351 shares in 1997                                             61,664                 60,443
         Additional paid-in-capital                                              583,276                466,849
         Retained earnings                                                     5,781,640              5,553,771
            TOTAL STOCKHOLDERS' EQUITY                                         6,426,580              6,081,063
                                                                              ----------             ----------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $6,588,499             $7,918,988
                                                                              ==========             ==========

  The accompanying notes are an integral part of these financial statements.

                       JMC GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        Years Ended December 31,
                                                                                1998             1997              1996
                                                                          -------------------------------------------------
REVENUES
   Commissions                                                                $1,295,678       $4,194,564       $ 9,541,728
   Net gain on sale of rights to certain future asset-based fee revenues         330,000        1,870,000         1,844,393
   Interest                                                                      296,296          229,140           204,505
   Other                                                                         100,593            9,587           254,810
                                                                              ----------       ----------       -----------
   TOTAL REVENUES                                                              2,022,567        6,303,291        11,845,436
                                                                              ----------       ----------       -----------

EXPENSES
   Employee compensation and benefits                                            651,567        2,757,601         4,852,670
   Fees to financial institutions                                                412,441        1,746,266         3,928,024
   Professional fees                                                             222,531          337,369         1,089,861
   Rent                                                                           76,625          273,368           376,917
   Telephone                                                                      34,311           48,573           142,273
   Depreciation and amortization                                                  28,025          118,217           227,040
   Other general and administrative expenses                                     221,198          813,164         1,224,926
   Restructuring charges                                                               -          589,224                 -
   Marketing plan payment - net of recovery                                            -                -           750,000
                                                                              ----------       ----------       -----------
      TOTAL EXPENSES                                                           1,646,698        6,683,782        12,591,711
                                                                              ----------       ----------       -----------
   INCOME (LOSS) BEFORE INCOME TAXES                                             375,869         (380,491)         (746,275)

INCOME TAX PROVISION (BENEFIT)                                                   148,000         (123,199)         (243,356)
                                                                              ----------       ----------       -----------
         NET INCOME (LOSS)                                                    $  227,869       $ (257,292)      $  (502,919)
                                                                              ==========       ==========       ===========
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED                                 $     0.04       $    (0.04)      $     (0.08)
                                                                              ==========       ==========       ===========
WEIGHTED AVERAGE NUMBER OF SHARES

    BASIC                                                                      6,134,516        6,055,738         6,213,912
    DILUTED                                                                    6,144,329        6,055,738         6,213,912

  The accompanying notes are an integral part of these financial statements.

                       JMC GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                             STOCKHOLDERS' EQUITY

                                                 Common Stock
                                         ----------------------------      Additional
                                         Outstanding                        Paid-in          Retained
                                            Shares          Amount          Capital          Earnings           Total
                                         -----------       ----------     -----------      -----------       -----------
Balances -- January 1, 1996                6,198,898        $61,989        $ 624,851        $6,313,982        $7,000,822

Stock options exercised                       20,000            200           19,800                 -            20,000
Net loss for the year ended
 December 31, 1996                                 -              -                -          (502,919)         (502,919)
                                           ---------       --------       ----------        ----------        ----------

Balances -- December 31, 1996              6,218,898         62,189          644,651         5,811,063         6,517,903

Repurchased common stock                    (194,547)        (1,946)        (192,602)                -          (194,548)
Stock options exercised                       20,000            200           14,800                 -            15,000
Net loss for the year
 ended December 31, 1997                           -              -                -          (257,292)         (257,292)
                                           ---------       --------       ----------        ----------        ----------

Balances -- December 31, 1997              6,044,351         60,443          466,849         5,553,771         6,081,063
Stock options exercised                      122,100          1,221          116,427                 -           117,648
Net income for the year
 ended December 31, 1998                           -              -                -           227,869           227,869
                                           ---------       --------       ----------        ----------        ----------

Balances -- December 31, 1998              6,166,451       $ 61,664        $ 583,276        $5,781,640        $6,426,580
                                           =========       ========       ==========        ==========        ==========

The Company's certificate of incorporation also authorizes 5,000,000 shares of no par value preferred stock, none of which has been issued.

  The accompanying notes are an integral part of these financial statements.

                       JMC GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Years Ended December 31,
                                                                               1998              1997              1996
                                                                        --------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        $   227,869       $  (257,292)      $  (502,919)
  Adjustments to reconcile net income (loss) to net cash provided
   (used) by operating activities:
   Net gain on sale of rights to certain future asset-based fee revenues             -        (1,870,000)       (1,844,393)
   (Gain) loss on sale of fixed assets                                         (27,496)           (5,852)            5,036
   Depreciation and amortization                                                28,025           118,217           227,040
   Marketing plan payment - net of recovery                                          -                 -           750,000
   Amortization of asset-based fees purchased                                   94,811           342,739           218,351
   Deferred tax provision (benefit)                                            187,542           (57,065)          (35,007)
  Changes in assets and liabilities:
   Cash segregated under securities regulations                                922,207           325,024          (352,962)
   Receivables from insurance companies                                        234,991           345,144           152,562
   Receivable from financial institution                                     1,462,861           325,000            84,450
   Income taxes receivable                                                     (80,510)          436,405          (359,412)
   Other assets                                                                 72,952            44,594            26,887
   Accrued fees to financial institutions                                      (64,043)         (208,600)          (45,678)
   Customer funds segregated under securities regulations                     (922,207)         (325,024)          352,962
   Accrued expenses and other liabilities                                     (170,257)         (237,125)         (402,624)
   Accrued restructuring charges                                              (382,758)          561,142                 -
   Allowance for contract cancellations                                        (49,964)            2,009           (88,690)
   Accrued payroll and related expenses                                        (47,091)          (52,339)          (78,856)
                                                                           -----------       -----------       -----------
         NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                    1,486,932          (513,023)       (1,893,253)
                                                                           -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of rights to certain future asset-based fee revenues                         407,139         1,544,393
 Purchase of furniture, equipment and leasehold improvements                    (6,352)         (143,545)          (89,464)
 Proceeds from sale of furniture and equipment                                  35,431             7,625            18,609
 Payment for the consulting and marketing agreement                                  -                 -        (1,250,000)
 Recovery of payment and expenses for consulting and marketing agreement             -                 -           500,000
 Purchase of OptiMark Technology, Inc. common stock                         (1,000,000)                -                 -
                                                                           -----------       -----------       -----------
         NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                     (970,921)          271,219           723,538
                                                                           -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchase of common stock                                                          -          (194,548)                -
 Proceeds from stock options exercised                                         117,648            15,000            20,000
                                                                           -----------       -----------       -----------
NET CASH PROVIDED  (USED) BY FINANCING ACTIVITIES                              117,648          (179,548)           20,000
                                                                           -----------       -----------       -----------
         NET INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS                 633,659          (421,352)       (1,149,715)

         CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      4,261,531         4,682,883         5,832,598
                                                                           -----------       -----------       -----------
         CASH AND CASH EQUIVALENTS AT END OF YEAR                          $ 4,895,190       $ 4,261,531       $ 4,682,883
                                                                           ===========       ===========       ===========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
      Interest                                                             $         -       $         -       $       765
      Income taxes                                                         $    62,388       $     9,862       $   273,468

 SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING
   ACTIVITIES:
   Disposal of furniture and computer software and equipment
    charged to accrued restructuring charges                               $         -       $   161,917       $         -

  The accompanying notes are an integral part of these financial statements.

NOTE 1.  ORGANIZATION AND RESTRUCTURING

     The consolidated financial statements include the accounts of JMC Group, Inc. ("JMCG" or the "Company"), its wholly owned subsidiaries, JMC Investment Services, Inc. ("JMCI") (formerly Priority Investment Services, Inc. which was formerly Spear Rees & Co.) and James Mitchell & Co. and its subsidiaries ("JMC"). Through the end of 1997 and for the first three months of 1998, the Company was engaged in the business of selling and providing support services for the sales of annuities, insurance products, and mutual funds to the customers of banks, savings and loan associations and thrifts. Effective January 25, 1994, Spear Rees & Co. changed its name to Priority Investment
Services, Inc.   Effective July 23, 1996, Priority Investment Services, Inc.
changed its name to JMCI. JMCI is registered with the Securities and Exchange Commission and the National Association of Securities Dealers (NASD) as a broker-dealer.

     Restructuring. During the fourth quarter of 1997, the Company's Board of Directors decided to withdraw from retail sales in the bank marketplace and approved a restructuring plan which was developed and implemented by management. The Company recorded one-time restructuring charges in the amount of $589,000. The restructuring charges included current and future cash requirements for severance costs and costs related to a premature lease termination of $221,000 and $164,000 respectively, and non-cash expenses of $204,000 associated with the write-off of certain assets. As of December 31, 1997, there was a balance of $411,000 remaining in the restructuring accrual primarily related to severance costs and premature lease termination costs. Charges to the accrual during 1998 essentially used up this balance and as of December 31, 1998, no restructuring accrual balance remains.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Registration
------------

     The Company is registered under the Investment Company Act of 1940 as a Business Development Company.

Cash and Cash Equivalents
-------------------------

     The Company considers cash on hand, cash in banks, and all highly liquid investments purchased with a maturity of three months or less to be cash and cash equivalents.

Cash Segregated Under Securities Regulations
--------------------------------------------

     JMC Financial Corporation, James Mitchell & Co.'s broker-dealer subsidiary ("JMC Financial"), discontinued self-clearing mutual fund transactions for itself and clearing transactions for JMCI at the end of September 1998. Neither broker-dealer exercises control over customer funds and instead instructs customers to send funds directly to the insurance or mutual fund company depending on the transaction. This effectively eliminates any requirement to maintain a separate account for benefit of customers.

OptiMark Technologies, Inc. Investment
--------------------------------------

     The investment in 100,000 shares of the common stock of OptiMark Technologies, Inc. ("OptiMark") has been valued by the Company's Board of Directors, after consideration of certain pertinent factors, including the results of operations of OptiMark since the date of purchase in August 1998. There is no quoted market for OptiMark shares.

Long-Lived Assets
-----------------

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

Use of Estimates
----------------

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

Revenue Recognition
-------------------

     The Company recognizes and records commission revenue when a sale has been consummated. Annuity and insurance sales are deemed to be consummated when proof of premium payment, the completed application and supporting documentation have been received in the Company's distribution/service center. Mutual fund sales are recorded on the trade date of such sale. Front commission revenues for 1998, 1997 and 1996 were $250,171, $1,982,231 and $6,470,807, respectively.
Annuity and insurance sales commission revenue is reported net of chargebacks. The Company recognizes and records asset-based fee revenues as they become due from the provider companies, based upon the average accumulated value of assets in force. Asset-based fee revenues for 1998, 1997 and 1996 were $921,151, $1,782,347 and $2,705,055, respectively. For the period of February 1, 1996 through December 31, 1997, the Company provided support services related to the sale of annuities and mutual funds with its Tennessee client. Revenue was recognized when services were performed. Service related fees for 1997 and 1996 were $429,669 and $365,866, respectively, and are included in commission revenue for each year.

Fees to Financial Institutions
------------------------------

     Fees to financial institutions consist of front commission fees and asset-based fees. The Company records front commission fees when a sale has been consummated as described in Revenue Recognition. Front commission fees to financial institutions for 1998, 1997 and 1996 were $43,470, $833,027 and $2,369,951, respectively. The Company recognizes and records asset-based fees monthly as they become due to the financial institutions, based upon the average accumulated assets in force during the month. Asset-based fees to financial institutions for 1998, 1997 and 1996 were $218,900, $913,239 and $1,558,074, respectively.

Allowance for Contract Cancellations
------------------------------------

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

Net Gain on Sale of Rights to Certain Future Asset-Based Fee Revenue
--------------------------------------------------------------------

     At the end of the fourth quarter of 1997, the Company's agreement with its Tennessee-based financial institution client terminated. As part of the termination agreement, the financial institution exercised its right to purchase future asset-based fee revenues from the Company. The Company recorded a gain of $1,870,000 from the sales price of $2.2 million less $330,000 recognizable after certain contingencies were met in the first quarter of 1998. As of December 31, 1997, the Company had received $407,139. The remaining balance of $1,462,861, included in the line item "Receivable from financial institution," was received in the first quarter of 1998.

     During the fourth quarter of 1996, the Company signed an agreement to terminate its contract with its Virginia-based financial institution client. As part of the termination agreement, the financial institution exercised its right to purchase future asset-based fee revenues from the Company. The Company recorded a net gain of $1,844,393 from the sale.

Furniture, Equipment and Leasehold Improvements
-----------------------------------------------

     Furniture and equipment are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the property which range from three to five years. Leasehold improvements, also recorded at cost, are amortized over the lesser of the estimated life of the improvement or the term of the lease.

Asset-Based Fees Purchased
--------------------------

     The asset is being amortized over 13 years from the acquisition date which represents the estimated life of the asset-based fees purchased. The unamortized balance of this capital asset as of December 31, 1998 was $323,743.

Restructuring
-------------

     Restructuring charges represent employee severance, asset write-downs and lease write-offs specifically associated with the Company's plan of restructuring approved by the Board of Directors in the fourth quarter of 1997.

USBA Marketing Agreement and Proposed Merger
--------------------------------------------

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

NOTE 3.  COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------

     The Company leases an office facility and equipment under the terms of operating leases which expire in July 2002 with an option to terminate on July 31, 2001 by paying an early termination fee. At December 31, 1998 the aggregate minimum noncancelable lease commitment is as follows:

        --------------------------------------------------------
                                                       Minimum
                                                      Aggregate
         Year Ending December 31,                      Rentals
        --------------------------------------------------------
        1999.........................................  $ 53,906
        2000.........................................  $ 56,062
        2001.........................................  $ 43,205
                                                      ----------
                                                       $153,173
        ========================================================

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


Legal Matters
-------------

     The Company's broker-dealer subsidiary, JMC Investment Services, Inc.
(JMCI), has been named as a defendant in a NASD arbitration regarding sales of real estate limited partnerships by Spear Rees & Co. (the predecessor to JMCI) between 1990 and 1993. In addition, other matters have arisen and are being addressed in the normal course of business. Management does not believe that such proceedings will have a material adverse effect on the Company's financial condition or results of operations.

NOTE 4.  FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

      At December 31, 1998 and 1997, furniture, equipment and leasehold improvements consist of:

                                                        1998           1997
                                                     ----------     ----------
      Furniture and fixtures                         $  110,830     $  484,230
      Computer equipment                                429,300        979,933
      Leasehold improvements                              1,000         49,124
                                                     ----------     ----------
                                                        541,130      1,513,287
      Less:
         Accumulated depreciation and amortization    (520,840)     (1,435,362)
                                                     ----------     ----------
      Net furniture, equipment and leasehold
         improvements                                $  20,290     $    77,925
                                                     =========     ===========

NOTE 5.  STOCKHOLDERS' EQUITY

Common Stock
------------

     In January of 1997, the Company repurchased 194,547 shares of Common Stock from a former officer and director at a price of $1.00 per share.

Stock Compensation Plans
------------------------

     At December 31, 1998, the Company has two stock-based compensation plans which are described below. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair market value at the grant date for awards in 1998 and 1997, consistent with the provisions of SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been increased to the pro forma amounts indicated below:

                                                 1998            1997
                                               ---------       ----------
Net income (loss)               As reported     $227,869       $(257,292)
                                Pro forma       $165,764       $(352,292)

Income (Loss) per share         As reported     $   0.04       $   (0.04)
                                Pro forma       $   0.03       $   (0.06)

     The assumption regarding the stock options issued in 1998 and 1997 was that 100% of such options vested in the respective year rather than the actual vesting schedules which range from one year to three years.

     The impact of outstanding non-vested stock options granted prior to 1997 has been excluded from the pro forma calculation; accordingly, the 1998 and 1997 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock. The estimated fair value of options granted is subject to the assumptions illustrated below and if the assumptions changed, the estimated fair value amounts could be significantly different.

     The fair value of options granted during 1998 and 1997 was estimated at $96,000 and $147,000, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions by respective year:

                                                   1998                1997
                                                -------            --------
          Dividend yield rate                        0%                  0%
          Volatility rate                          109%                 74%
          Risk free interest rate                 5.66%               5.66%
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

      A summary of changes in outstanding Common Stock options during 1997, 1996, and 1995 follows:

      --------------------------------------------------------------------------------------------------------------------
                                                                     Number of
                                                                      Shares               Option Price Per Share
      --------------------------------------------------------------------------------------------------------------------
      Stock options outstanding at December 31, 1995                   512,000        $ 0.625          --        $ 11.000
      1996
               Granted                                                  25,000        $ 0.969          --        $  3.750
               Canceled or exercised                                  (107,000)       $ 0.750          --        $  4.000
      1997
               Granted                                                 317,600        $ 0.688          --        $  1.375
               Canceled or exercised                                  (257,400)       $ 0.750          --        $  9.250
      1998
               Granted                                                 166,000        $ 0.688          --        $  1.375
               Canceled or exercised                                  (243,800)       $ 0.688          --        $ 11.000
      --------------------------------------------------------------------------------------------------------------------
               Outstanding at December 31, 1998                        412,400        $ 0.625          --        $  4.400
      ====================================================================================================================

     Of the 166,000, 317,600 and 25,000 options granted in 1998, 1997 and 1996, respectively, options granted under the Executive Plan amounted to 136,000 for 1998, 212,000 for 1997 and 12,000 for 1996. Options granted under the Employee Plan amounted to 30,000 in 1998, 105,600 in 1997 and 13,000 in 1996. The
412,400 options outstanding at December 31, 1998 became or will become exercisable as follows: 267,267 shares in 1998 and prior; 121,133 in 1999; 12,000 in 2000 and 12,000 in 2001. As of December 31, 1998, 313,000 shares were available for future grants under the Executive Plan and 612,500 shares were available for future grants under the Employee Plan. As of December 31, 1998, a total of 925,500 shares were reserved for issuance under the Plans.

 NOTE 6.  EARNINGS PER SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("EPS") for the year ended December 31, 1997. This statement prescribes new requirements for computing EPS to reflect both Basic EPS as well as Diluted EPS for all periods EPS data is presented. For 1998, 1997 and 1996 net income or loss per common share was determined by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Common shares issuable under Common Stock equivalents were not included in the computation of net loss per common shares because their effect was not dilutive.

     The weighted average number of shares of Common Stock for the periods presented is follows: 6,134,516 in 1998; 6,055,738 in 1997; and 6,218,898 in
1996.

NOTE 7.  INCOME TAXES

        The provision (benefit) for income taxes is allocated as follows:

        -----------------------------------------------------------------------------------------------
                                                          1998               1997               1996
        -----------------------------------------------------------------------------------------------
        (Benefit) Provision                              $148,000         $(123,199)         $(243,356)
        ===============================================================================================

        Current:
        -----------------------------------------------------------------------------------------------
          Federal                                        $ 21,814         $ (74,134)         $(166,680)
          State                                             8,046            (8,000)           (41,669)
        -----------------------------------------------------------------------------------------------
                                                           29,860           (66,134)          (208,349)
        Deferred                                          118,140           (57,065)           (35,007)
        -----------------------------------------------------------------------------------------------
             Total                                       $148,000         $(123,199)         $(243,356)
        ===============================================================================================

       The provisions for income taxes for continuing operations differs from the amount computed using the statutory federal tax rate of 34% as a result of the following:

       ------------------------------------------------------------------------------------------------
                                                          1998              1997               1996
       ------------------------------------------------------------------------------------------------
       Expected tax (benefit) using statutory rate       $127,795         $(129,367)         $(253,734)
       Effects of:
              State income taxes, net of Federal
                tax benefit                                18,896            5,280              9,642
              Other                                         1,309              888                736
        -----------------------------------------------------------------------------------------------
              Total                                      $148,000         $(123,199)         $ 243,356
        ===============================================================================================


        At December 31, 1998 and 1997, the components of the deferred income tax asset are as follows:

        ---------------------------------------------------------------------------------------------
                                                                   1998              1997
        ---------------------------------------------------------------------------------------------
        Allowance for contract cancellations                               $ 2,437          $  7,712
        Accrued restructuring expenses                                           -           132,116
        Accrued expenses                                                    13,721            26,473
        Other                                                               29,512            61,991
        Franchise taxes                                                     18,214            23,134
        ---------------------------------------------------------------------------------------------
              Deferred taxes                                               $63,884          $251,426
        =============================================================================================

NOTE 8.  MAJOR CUSTOMERS

         During the years ended December 31, 1998, 1997, and 1996, the following client financial institutions individually accounted for 10% or more of the Company's total revenues.

         1997
         ----
         First Tennessee Bank (Tennessee)                  $ 2,980,268
         Independence Savings Bank (New York)              $ 1,361,207
         -------------------------------------------------------------

         1996
         ----
         Central Fidelity National Bank (Virginia)         $ 7,373,399
         Independence Savings Bank (New York)              $ 1,716,939
         First Tennessee Bank (Tennessee)                  $ 1,346,557
         -------------------------------------------------------------

     As described in Note 1, the company announced in December 1997 that it was exiting the retail bank market. Commission revenue for 1998 has been derived only from asset fee and 12b-1 fee compensation and from past customers adding to or renewing existing contracts or replacing existing contracts with ones with a better rate of return. There were no major customers during 1998.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth names and certain other information concerning the Company's Directors and executive officers, as of March 26, 1999:

                                                                                                       TERM OF
                                                                                                      OFFICE AS
                                                                                                      DIRECTOR
          NAME                         AGE                          POSITION                          EXPIRES
       ---------------------------------------------------------------------------------------------------------
       James K. Mitchell                60           Chairman, President and Chief Executive            2001
                                                               Officer and Director

       Edward J. Baran                  62                          Director                            2000

       Barton Beek                      75                          Director                            1999

       Charles H. Black                 72                          Director                            2000

       Robert G. Sharp                  63                          Director                            2001

     Information with respect to the principal occupation during the past five years of each nominee, each current Director and each executive officer is set forth below. There are no family relationships among Directors or executive officers of the Company.

     James K. Mitchell became a Director in October 1988 and became Chairman and Chief Executive Officer of the Company on January 1, 1993 and assumed the responsibilities of President of the Company as well on January 1, 1997. Mr. Mitchell is the founder of the Company's principal subsidiary, James Mitchell & Co. In 1973, Mr. Mitchell was a founding officer of Security First Group (now The Holden Group), a financial services firm which pioneered the concept of marketing insurance and annuity products through stock brokerage firms. Before joining that firm, Mr. Mitchell served as Vice President of Marketing for the Variable Annuity Life Insurance Company of Houston, Texas. He attended Portland State University and is a registered Principal with the National Association of Securities Dealers, Inc. (the ''NASD'').

     Edward J. Baran became a Director in August 1992. Mr. Baran, who has spent more than thirty years in the insurance business, is currently Chairman and Chief Executive Officer of BCS Financial Corporation, a financial services holding company. Prior to joining BCS in November 1987, Mr. Baran was Vice Chairman, President and Chief Executive Officer of Capitol Life Insurance Company of Denver, Colorado. He is a graduate of Georgetown University and a member of the Audit and Compensation Committees of the Board of Directors.

     Barton Beek became a Director in January 1984. Mr. Beek is a senior partner of O'Melveny & Myers, a law firm which he joined in 1955, with offices worldwide. Mr. Beek is a graduate of the California Institute of Technology, the Stanford University Graduate School of Business and Loyola College of Law. Mr. Beek is a director of Wynns International, Inc. He is a member of the Audit and Compensation Committees of the Board of Directors.

     Charles H. Black became a Director in June, 1993. Mr. Black is currently a private investor, having most recently served as Vice Chairman of Pertron Controls Corporation. From 1982 to 1985, Mr. Black served as Executive Vice President, Director and Chief Financial Officer of Kaiser Steel Corporation. He served as Executive Vice President and Chief Financial Officer of Great Western Financial Corporation and Great Western Savings and Loan from 1980 to 1982 after having spent over 20 years in various financial and management positions with Litton Industries, Inc., the most recent being Corporate Vice President and Treasurer. Mr. Black is a member of the Board of Governors of the Pacific Exchange and serves as a director of Investment Company of America and the American Variable Insurance Series, all mutual funds. He also serves as a director of Wilshire Technologies, Inc., and Anworth Mortgage Asset Corp., both publicly-held companies, and he is a director of a number of privately-held corporations. Mr. Black is a graduate of the University of Southern California. He is Chairman of the Audit Committee and a member of the Compensation Committee of the Board of Directors.

     Robert G. Sharp became a Director in May 1995. Mr. Sharp retired from his position as President and Chief Executive Officer of Keyport Life Insurance Company in February 1992 after having served in that position since 1979. Mr. Sharp is the past chairman of the National Association for Variable Annuities and a former director of the National Association of Life Companies. Mr. Sharp is a graduate of the California State University at Sacramento and is a registered Principal with the NASD. Mr. Sharp is also a director of Navellier Variable Funds, a mutual fund. Mr. Sharp is a member of the Audit Committee and Chairman of the Compensation Committee of the Board of Directors.

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

     Specific due dates for these reports have been established and the Company is required to identify those persons who failed to timely file these reports. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief Executive Officer (the ''named executive officer'') (1):

                                                                                LONG-TERM
                                                                               COMPENSATION
                                                                                  AWARDS
                                                                                SECURITIES
                                                                                UNDERLYING       ALL OTHER
                                                        ANNUAL COMPENSATION      OPTIONS/      COMPENSATION
  Name and Principal Position                YEAR       SALARY($)   BONUS($)    SARs(#)(2)        ($)(3)
  ---------------------------                ----       ---------   --------   ------------    ------------
  James K. Mitchell, Chairman and            1998       225,000        --             --          9,740
    Chief Executive Officer                  1997       239,087        --        100,000          7,811
                                             1996       291,627        --             --          9,579

---------------
(1) Although SEC regulations require four highest paid executive officers in the classification of the "named executive officers" (other than the Chief Executive Officer), no other officer of the company qualifies for this specification under Regulation S-K, Item 402a(3).

(2) The Company does not have any outstanding Stock Appreciation Rights
    ("SARs").

(3) Amounts reported for Mr. Mitchell in the "All Other Compensation" column include $4,911, $2,982 and $4,750, respectively, for 1998, 1997 and 1996, representing the Company's contributions to its 401(k) Savings Plan on his behalf and $4,829 for each of 1998, 1997 and 1996, representing life insurance premiums advanced by the Company pursuant to a split dollar insurance agreement.

OPTION GRANTS

     No grants of options to purchase Common Stock were made to the named executive officer during the 1998 fiscal year:

OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

     The following table provides information related to options exercised by the named executive officer during the 1998 fiscal year and the number and value of options held at fiscal year-end.

                                                                NUMBER OF SECURITIES
                                                               UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                                 OPTIONS/SARS AT FY-          IN-THE-MONEY OPTIONS/
                            SHARES ACQUIRED       VALUE               END(#)(1)              SARs AT FY-END($)(1)(2)
      Name                 ON EXERCISE (#)    REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
      ----                 --------------     -----------   -----------   -------------   -----------   -------------
James K. Mitchell                0                 0          141,667          33,333          0               0

---------------
(1) The Company does not have any outstanding SARs.

(2) The closing price for the Common Stock on December 31, 1998, as reported by the NASDAQ National Market System, was $0.9380. The named executive officer's outstanding options were exercisable for a price greater than $0.9380 at fiscal year end.

COMPENSATION OF DIRECTORS

     The members of the Board of Directors who are not full-time employees of the Company are entitled to receive reimbursement for out-of-pocket expenses they incur in attending Board meetings and otherwise performing their duties and receive fees of $1,000 for each meeting of the Board of Directors which they attend. Members of committees additionally receive $500 per committee meeting held on the same day as a Board of Directors' meeting, or $1,000 per committee meeting if held on a different day. Non-employee Directors receive formula grants of non-qualified stock options under the Company's 1993 Executive Stock Option Plan. Options to acquire 12,000 shares of Common Stock are to be granted within six months after an individual takes office as a Director and options to acquire an additional 12,000 shares are to be granted within six months after every third anniversary of such Director's taking office. As reported in the Form 10-K for the year ended December 31, 1997, on February 17, 1998, the outside Directors of the Company were each granted stock options to purchase 25,000 shares of Common Stock at a price of $1.125, which was equal to the closing price for the Common Stock on June 30, 1998, in addition to their regular formula grants. Officers of the Company are not compensated for their services as Directors or committee members.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Compensation Committee of the Board of Directors served as an officer or employee of the Company or its subsidiaries. No executive officers of the Company served during fiscal 1998 on the board of directors of any company which had a representative on the Company's Board of Directors. No member of the Company's Board of Directors served during 1998 as an executive officer of a company whose board of directors had a representative from the Company or the Company's Board of Directors.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     During 1998, executive compensation policy was recommended by a Compensation Committee (the "Committee") which is composed of all the independent members of the Board of Directors (the "Board"). The Committee held one meeting during 1998. The Committee is responsible for recommending executive compensation policy and practice to the Board of Directors and was responsible for administering the Company's 1993 Executive Stock Option Plan. The Board of Directors did not modify or reject in any material way any action or recommendation of the Committee during fiscal year 1998.

     The Board's compensation policy with regards to the Company's executive officers has been to provide these officers, in aggregate, with salary and incentive compensation competitive with the marketplace. Compensation has primarily consisted of salaries, stock options and cash bonuses based upon the Company's pre-tax earnings. For 1998, only Mr. Mitchell was a party to an employment contract. The employment contract of the President and CEO which had originally expired January 1, 1996, was reinstated by action of the Board with Mr. Mitchell abstaining, on February 17, 1998, effective as of January 1, 1998. The reinstated contract provides for a base salary of $225,000 per year plus basic company benefits for a three-year term, subject to certain provisions described above.

     The Committee, at its March 1, 1999 meeting, considered the operating results for 1998 and although the Committee felt that management during the year had acted appropriately in a very difficult environment and was continuing to maintain energy and creativity in its search for new sources of revenue for the Company, it decided not to award any cash bonus to the Chief Executive Officer.

     While there is no established policy with respect to the frequency or amount of options grants, the Board desires that the executive officers own Company stock to both provide incentive compensation based on performance factors deemed important to the Company's stockholders and to provide an element of downside risk to more closely align the interests of executives with the interests of the stockholders. The Board considers the granting of stock options annually and, in reviewing the Chief Executive Officer's recommendation, considers the individual executive officer's contributions to the Company and the amount and terms of existing options. No grants were made to Mr. Mitchell during 1998.

     James K. Mitchell, who became Chief Executive Officer of the Company effective January 1, 1993, received a total of $225,000 in salary for fiscal 1998. This compares to $239,087 in salary for fiscal 1997. This also compares to $291,627 in salary for fiscal 1996. All salary totals are exclusive of standard benefits. At the close of 1998, Mr. Mitchell was the largest stockholder of the Company with a total of approximately 718,041 shares beneficially owned and vested options to purchase 75,000 shares of Common Stock at a price of $4.40 per share and 66,667 shares at a price of $1.375 per share.

     The report of the Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The Compensation Committee of the
Board of Directors of JMC Group, Inc.:

Robert G. Sharp, Chairman
Edward J. Baran
Barton Beek
Charles H. Black

PERFORMANCE GRAPH

     The following chart compares the yearly percentage change in the cumulative total stockholder return on the Common Stock during the five fiscal years ended December 31, 1998 with the cumulative total return on the S&P 500 Index and the NASDAQ Financial Stocks Industry Index.

                       [PERFORMANCE CHART APPEARS HERE]

PERFORMANCE                 1993         1994         1995        1996        1997       1998
-----------               -------       -------     --------    -------     -------    -------
NASDAQ                       100         100.24       145.98     187.14      287.20     276.58
S&P 500                      100          98.46       132.05     158.80      208.05     266.30
JMCG                         100          18.12        10.52      11.23        7.61      10.88

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Unless otherwise noted below, the following table presents certain information with respect to the ownership of the Common Stock as of March 26, 1999 by each person known by the Company to own beneficially more than 5% of the Common Stock, by each person who is a Director or nominee for Director of the Company, by each named executive officer and by all executive officers and Directors of the Company as a group:

                                                                           SHARES OF COMMON
                                                                                STOCK
                                                                          BENEFICIALLY OWNED
                                                                       AS OF MARCH 26, 1999 (1)
          NAME                                                       NUMBER(3)                 %
----------------------------------------------------------------------------------------------------
James K. Mitchell (2)                                                  859,708             13.42%
JMC Group, Inc.
9710 Scranton Road, Suite 100
San Diego, CA 92121

Robert London (4)                                                      498,500              7.78%
Cruttendon Roth Incorporated
809 Presidio Avenue
Santa Barbara, CA 93101

Charles H. Black(5)                                                    265,531              4.14%

Barton Beek                                                            102,500              1.60%

Robert G. Sharp                                                         73,500              1.15%

Edward J. Baran                                                         24,500                 *

All Executive Officers and Directors as a group (5 persons)          1,325,739             20.68%
      Total outstanding shares(6)                                    6,410,118

---------------
*   Less than 1%

(1) All ownership figures include options to purchase shares of Common Stock exercisable within 60 days of March 26, 1999, as set forth below. Except as otherwise noted below, each individual, directly or indirectly, has sole or shared voting and investment power with respect to the shares listed.

(2) Includes 18,815 vested shares of Common Stock contributed by the Company to the Company's 401(k) Savings Plan for Mr. Mitchell. Directors do not have 401(k) Plan holdings with the Company.

(3) Includes options to purchase 141,667, 24,500, 28,500, 20,500, 28,500 and
    243,667 shares of Common Stock for Messrs. Mitchell, Baran, Beek, Black, Sharp and for all executive officers and Directors as a group, respectively.

(4) Mr. London filed a Schedule 13D on November 25, 1997 for 423,500 shares of Common Stock and an amended Schedule 13D on December 23, 1997 for an additional 75,000 shares of Common Stock. As of March 8, 1999, no other
    Schedule 13D amendment had been filed.

(5) Includes 22,800 shares held by the Charles H. Black Pension Trust and 10,000 shares held by Mr. Black as trustee for the benefit of Charles H. Black, Jr. and Mr. Black in which Mr. Black has a 1/2 beneficial ownership interest. Also includes 36,200 shares owned individually by Mr. Black's wife as to which he disclaims beneficial ownership.

(6) Includes 243,667 shares issuable upon exercise of stock options.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The following documents are filed herewith:

                 Independent Auditors' Report

                 Consolidated Balance Sheets as of
                 December 31, 1998 and 1997

                 Consolidated Statements of Operations
                 For the Years Ended
                 December 31, 1998, 1997 and 1996

                 Consolidated Statements of Changes in
                 Stockholders' Equity
                 For the Years Ended
                 December 31, 1998, 1997 and 1996

                 Consolidated Statements of Cash Flows
                 For the Years Ended
                 December 31, 1998, 1997 and 1996
                 Notes to Consolidated Financial Statements

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

          10.12 Marketing Agreement between JMC Group, Inc. and USBA Holdings, Ltd. dated January 29, 1996 with exhibits.*****

          10.13 Integrated Support Services Agreement dated January 31, 1996 between JMC Group, Inc., James Mitchell & Co., JMC Insurance Services Corporation, JMC Financial Corporation, First Tennessee Bank National Association and First Tennessee Brokerage, Inc.*****

          10.14 Termination and Transition Agreement dated January 31, 1996 between JMC Group, Inc., James Mitchell & Co., Priority Investment Services, Inc., and First Tennessee Bank National Association.*****

          10.15 Termination and Assignment Agreement dated December 31, 1996 between James Mitchell & Co., JMC Insurance Services Corporation, JMC Financial Corporation and Central Fidelity National Bank.******

          10.16 Settlement and Mutual Release dated November 20, 1996 between JMC Group, Inc., James K. Mitchell, D. Mark Carlson, Simon C. Baitler, Kevin L. Rakin, USBA Holdings, Ltd., James P. Cotton, Jr., Ronald D. Wallace and Louie W. Moon.******

          10.17 Nondeposit Investment Sales Agreement dated November 6, 1996 between James Mitchell & Co., JMC Insurance Agency of New York, Inc., JMC Financial Corporation, Provest Services Corp. II and Provident Savings Bank, F. A. with sample sublease and sub-sublease.******

          10.18 Program Agreement dated August 30, 1996 between James Mitchell & Co., JMC Insurance Services Corporation, JMC Financial Corporation and Horizon Bancorp, Inc. with sample lease attached.******

         m10.19 Employment Agreement with James K. Mitchell dated as of January 1, 1998.*******

          10.20 Termination and Assignment Agreement, effective December 31, 1997, between JMC Group, Inc., James Mitchell & Co., JMC Insurance Services Corporation and JMC Financial Corporation and First Tennessee Bank National Association and First Tennessee Brokerage, Inc.*******

          10.21 Termination and Assignment Agreement, effective January 31, 1998, between James Mitchell & Co., JMC Insurance Services Corporation and JMC Financial Corporation and Hemet Federal Savings and Loan and First Hemet Corporation.*******

          10.22 Termination and Assignment Agreement, effective March 1, 1998, between James Mitchell & Co., JMC Insurance Services Corporation and JMC Financial Corporation and Independence Savings Bank.

          22     Subsidiaries of the Registrant.

          23     Independent Auditors' Consent.

          27     Financial Data Schedule

     (b) No current reports on Form 8-K were filed by the Company during the fourth quarter of fiscal year 1998.

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

         *** Filed as an exhibit to the Registrant's Form S-8 Registration Statement No. 33-74840 filed with the SEC on February 7, 1994.

         **** Filed as an exhibit to the Registrant's Form 10-k for the Fiscal Year ended December 31, 1994.

         ***** Filed as an exhibit to the Registrant's Form 10-k for the Fiscal Year ended December 31, 1995.

         ****** Filed as an exhibit to the Registrant's Form 10-k for the Fiscal Year ended December 31, 1996.

         *******Filed as an exhibit to the Registrant's Form 10-k for the Fiscal Year ended December 31, 1997.

         m      Management Contract or Compensatory Plan or Arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Diego, California, on the 29th day of March, 1999.

                              JMC GROUP, INC.

                              By:   /s/ JAMES K. MITCHELL
                                    ------------------------------
                                         James K. Mitchell

                                    Chairman and Chief
                                    Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 29, 1999.

          SIGNATURE                                 TITLE

     /s/ JAMES K. MITCHELL                    Chairman and Chief
     -----------------------------------      Executive Officer
         James K. Mitchell

     /s/ LEE M. FORRESTER, CPA                Controller and
     -----------------------------------      Principal Accounting Officer
         Lee M. Forrester, CPA

     /s/ EDWARD J. BARAN                      Director
     -----------------------------------
         Edward J. Baran

     /s/ BARTON BEEK                          Director
     -----------------------------------
         Barton Beek

     /s/ CHARLES H. BLACK                     Director
     -----------------------------------
         Charles H. Black

     /s/ ROBERT G. SHARP                      Director
     -----------------------------------
         Robert G. Sharp