Form 10-Q
period 1999-03-31
JMC GROUP INC
filed 1999-05-14
CIK 746425

_____________________________________________________________________________


                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                          _______________________

                                 Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                          ______________________

 For the Quarterly Period ended                    Commission File Number
         March 31, 1999                                  0-12926
                          ______________________

                              JMC GROUP, INC.
          (Exact name of registrant as specified in its charter)

               DELAWARE                                95-2627415
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)


        9710 Scranton Road, Suite 100, San Diego, California  92121
       (Address of principal executive offices)           (Zip Code)

     Registrant's telephone number, including area code:  619-450-0055

                          ______________________


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

     As of March 31, 1999, the registrant had 6,166,451 shares of its
Common Stock, $.01 par value, issued and outstanding.
_____________________________________________________________________________

                      PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        JMC GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                 March 31,    December 31,
                                                    1999          1998
                                                ------------  ------------
ASSETS
 CURRENT ASSETS
  Cash and cash equivalents                     $  4,856,843  $  4,895,190
  Receivables from insurance companies                89,778        94,274
  Income tax receivable                               89,257        68,851
  Deferred tax asset                                  63,530        63,884
  Other assets                                        91,620       122,267
                                                ------------  ------------
    TOTAL CURRENT ASSETS                           5,191,028     5,244,466

  Investment in OptiMark Technologies, Inc.        1,000,000     1,000,000
  Furniture, equipment and leasehold
   improvements - net of accumulated
   depreciation and amortization of $524,819
   in 1999 and $520,840 in 1998                       16,311        20,290

  Asset-based fees purchased - net of
   accumulated amortization of $1,094,333
   in 1999 and $1,073,386 in 1998                    302,796       323,743
                                                ------------  ------------

    TOTAL ASSETS                                $  6,510,135  $  6,588,499
                                                ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
  Accrued fees to financial institutions        $     43,211  $     48,966
  Accrued expenses and other liabilities              30,066        72,614
  Allowance for contract cancellations                     -         5,858
  Accrued payroll and related expenses                40,626        34,481
                                                ------------   -----------
    TOTAL CURRENT LIABILITIES                        113,903       161,919

 STOCKHOLDERS' EQUITY
  Preferred stock, no par value; authorized
   5,000,000 shares                                        -             -
  Common stock, $.01 par value; authorized
   20,000,000 shares; issued and outstanding
   6,166,451 shares in 1999 and 6,119,951 shares
   in 1998                                            61,664        61,664
  Additional paid-in-capital                         583,276       583,276
  Retained earnings                                5,751,292     5,781,640
                                                ------------   -----------
    TOTAL STOCKHOLDERS' EQUITY                     6,396,232     6,426,580
                                                ------------   -----------
      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                   $  6,510,135   $ 6,588,499
                                                ============   ===========
 The accompanying notes are an integral part of these financial statements.

                        JMC GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                 Three Months Ended March 31,
                                                        1999       1998
                                                 ------------    ------------
REVENUES
  Commissions                                    $   263,674     $   368,745
  Gain on sale of certain future asset-based
   fee revenue                                             -         330,000
  Interest                                            57,043          75,235
  Other                                                  720           6,195
                                                 ------------    ------------
    TOTAL REVENUES                                   321,437         780,175
                                                 ------------    ------------
EXPENSES
  Employee compensation and benefits                 140,223         303,236
  Fees to financial institutions                      83,053         136,125
  Professional fees                                   56,117          49,067
  Rent                                                15,070          20,419
  Telephone                                            7,698          11,589
  Depreciation and amortization                        3,979           9,040
  Other general and administrative expenses           65,161          97,389
                                                 ------------    ------------
    TOTAL EXPENSES                                   371,301         626,865
                                                 ------------    ------------
  INCOME (LOSS) BEFORE INCOME TAXES                  (49,864)        153,310

INCOME TAX PROVISION (BENEFIT)                       (19,516)         60,387
                                                 ------------    ------------

  NET INCOME (LOSS)                              $   (30,348)    $    92,923
                                                 ============    ============
EARNINGS (LOSS) PER SHARE
  BASIC                                          $     (0.00)    $      0.02
                                                 ============    ============
  DILUTED                                        $     (0.00)    $      0.02

WEIGHTED AVERAGE NUMBER OF SHARES
  BASIC                                            6,166,451       6,046,958
  DILUTED                                          6,166,451       6,054,671


The accompanying notes are an integral part of these financial statements.

                        JMC GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                 Three Months Ended March 31,
                                                       1999        1998
                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $   (30,348)    $    92,923
  Adjustments to reconcile net income (loss) to
   net cash provided (used) by operating
   activities:
    (Gain) loss on sale of furniture and
     equipment                                             -          (5,120)
    Depreciation and amortization                      3,979           9,040
    Amortization of asset-based fees purchased        20,947          25,989
    Deferred tax provision                               354          44,374
  Changes in assets and liabilities:
    Cash segregated under securities
     regulations                                           -         843,494
    Receivables from insurance companies               4,496         204,189
    Receivable from financial institution                  -       1,462,861
    Income taxes receivable                          (20,406)              -
    Other assets                                      30,647          34,236
    Accrued fees to financial institutions            (5,755)        (45,214)
    Customer funds segregated under
     securities regulations                                -        (843,494)
    Accrued expenses and other liabilities           (42,548)       (150,107)
    Accrued restructuring                                  -        (161,059)
    Allowance for contract cancellations              (5,858)        (12,964)
    Income tax payable                                     -           8,683
    Accrued payroll and related expenses               6,145         (42,882)
                                                 ------------    ------------
      NET CASH PROVIDED (USED) BY OPERATING
       ACTIVITIES                                    (38,347)      1,464,949
                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, equipment and leasehold
   improvements                                            -          (1,351)
  Proceeds from sale of furniture and equipment            -           5,120
                                                 ------------    ------------
      NET CASH PROVIDED BY INVESTING
       ACTIVITIES                                          -           3,769
                                                 ------------    ------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from common stock options exercised             -          72,769
                                                 ------------    ------------
      NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                          -          72,769
                                                 ------------    ------------
      NET INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                              (38,347)      1,541,487


      CASH AND CASH EQUIVALENTS AT BEGINNING
       OF PERIOD                                   4,895,190       4,261,531
                                                 ------------    ------------
      CASH AND CASH EQUIVALENTS AT END OF
       PERIOD                                    $ 4,856,843     $ 5,803,018
                                                 ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for:
    Income taxes                                 $       631    $     11,835

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

          The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. It is recommended that these financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

NOTE 2.   PROPOSED MERGER

          On March 25, 1999, the Company announced a proposed merger with privately held Fechtor, Detwiler & Co., Inc., a registered broker-dealer, headquartered in Boston, Massachusetts. Both companies are completing their due diligence and are working toward the execution of a definitive agreement. The merger is subject to stockholder approval and receipt of a fairness opinion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion of the Company's business contained in this Form 10-Q includes certain forward-looking statements. For a discussion of factors which may affect the outcome projected in such statements, see "Material Customers," "Competition," "Registration and Licensing," "Regulation," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K dated March 29, 1999.

RESULTS OF OPERATIONS
---------------------

FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

     The Company realized a net loss of $30,000 in the first quarter of 1999 compared to net income of $93,000 for the comparable quarter of last year. The first quarter 1998 results included a gain of $330,000 ($198,000 or $0.03 per share after estimated tax provision) on the sale of the rights to certain future asset-based fee revenues to a former client financial institution. Excluding this gain, the Company would have reported a net loss of $105,000 (or $0.01 per share) for the first quarter of 1998.

     Total revenues for the quarter ended March 31, 1999 were $321,000 compared to $780,000 in the first quarter of 1998, a reduction of $459,000 or 59%. Excluding the gain of $330,000 in the first quarter of 1998 described above, total revenues decreased $129,000 or 29% from the first quarter of 1998.

     This decrease is primarily a result of the following:

 . A decrease in sales production related commissions of $67,000 or 50% as a result of management's decision to terminate retail bank operations at the end of 1997.

 . Asset-based fee revenues decreased approximately $38,000 due in part to the sale of the rights to asset-based fee revenues related to the Company's Tennessee operation at the end of the fourth quarter of 1997 and in part to the normal attrition associated with deaths and conversions of previously sold annuities.

     Total expenses for the quarters ended March 31, 1999 and 1998 were $371,000 and $627,000, respectively. This $256,000 or 41% decrease is primarily attributable to:

 . A $53,000 or 39% reduction in fees to financial institutions due to lower sales volume

 . A decrease of $163,000 or 54% in employee compensation and benefit expenses, primarily as a result of the Company terminating most of its personnel at the beginning of 1998.

 . The remaining decrease of approximately $40,000 or 21% resulted from a general reduction in operations.

FIRST QUARTER 1999 COMPARED TO FOURTH QUARTER 1998

     The net loss for the first quarter of 1999 of $30,000 compares to a net income of $7,000 for the fourth quarter of 1998. Total revenues decreased $32,000 or 9% due to decreased asset based revenues and lower interest earned on the Company's money market funds.

     Total expenses for the quarters ended March 31, 1999 and December 31, 1998 were $371,000 and $342,000, respectively. This reflects a $29,000 or 8% increase.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of March 31, 1999, the Company had cash and cash equivalents of approximately $4,857,000, a decrease of approximately $38,000 from $4,895,000 in cash and cash equivalents at December 31, 1998.

     Future fees, both those due from provider companies and those due to financial institution clients, are not reflected as an asset or a liability in the Consolidated Balance Sheets. However, management does believe a value exists related to the present value of the projected future net asset fees to be retained by the Company. Such projected future net asset fees are a function of the projected accumulated value of assets in-force multiplied by the net asset fee rate (gross asset fee rate less amount committed to the financial institution). The current value to the Company is the discounted present value of such projected future asset fees less the present value of an estimated cost to service the customers making up such in-force assets. Management's belief that a present value for such future asset-based fees exists and the estimates used to calculate the range of such values have been supported by the sale of the rights to certain future fees in the first quarter of 1998 and prior years. The projected value of the future asset-based fees on the remaining block of business at March 31, 1999 is based on assumptions as to growth, persistency and risk adjusted discount rates. The assumptions as to persistency and growth of the business are based on historical data maintained by the Company since its inception. The discount rate used of between 8% and 10% is based on a risk-free rate of return plus a nominal additional factor for risk (taking into account that risk factors are substantially covered by the estimated persistency and growth rates). Management believes the value of these net future revenues is appropriately estimated at $3 million to $4 million, pre-tax, based on the Company's valuation calculations. Such value is based on the estimates of the variables used in the calculation (which are consistent with estimates used in prior sales of future rights) and the actual realization, if any, could be higher or lower than this range.

OPTIMARK INVESTMENT

     The Company in September 1998 utilized $1,000,000 of its cash to purchase 100,000 shares of the common stock of OptiMark Technologies, Inc. (OptiMark), a private, development-stage company based in Durango, Colorado. OptiMark owns all rights to the advanced trading technology of the OptiMark System, an electronic equity trading process, which offers investors the ability to match buying and selling orders in multiple ranges and sizes. The system utilizes advanced computers and patented algorithms in order to match the buyers and sellers within seconds and with anonymity. OptiMark currently has agreements with the Nasdaq National Market System and the Pacific Exchange. OptiMark also announced in September 1998 that it had entered into a joint venture agreement in Japan with Nihon Keizai Shumbun, Inc. (Nikkei), QUICK Corporation and the Osaka Securities Exchange, to adapt the OptiMark System for trading in Japanese listed securities. The OptiMark system began online trading through the Pacific Exchange at the end of January 1999 and is expected to begin Nasdaq trading in the summer of 1999.
                                      7

BUSINESS DEVELOPMENT COMPANY RISK FACTORS

     The Company has elected to be regulated as a Business Development Company ("BDC") under the Investment Company Act of 1940. The Act provides protection for investors but imposes restrictions on the Company's freedom of action. Risk factors that investors should consider are:

1.   Speculative Nature of Investments.  Investments by a BDC are confined
     ---------------------------------
     to stocks of companies that do not have an established "track record" of earnings, dividends or market value and frequently have no earnings at all.

2.   Limited Liquidity of Assets.  Investments by a BDC are in securities
     ---------------------------
     of development-stage companies, for which there is usually no ready market.

3.   Lack of Control of Portfolio Companies.  Most investments by a BDC are
     --------------------------------------
     confined to enterprises to which the BDC offers to provide significant managerial assistance. However, such assistance does not constitute control and a portfolio company may pursue policies or strategies which are opposed to the advice of the BDC.

4.   Conflicts of Interests.  The other owners, the management or the
     ----------------------
     creditors of a portfolio company may have interests or objectives different from those of the BDC, creating the possibility of conflicts which may be detrimental to the interest of the BDC as investor.

5.   Restriction on Business Opportunities.  Unless its BDC status is
     -------------------------------------
     terminated by vote of its shareholders, a BDC may not change its business or engage in new business activities. Consequently, the directors and management of a BDC do not have freedom to take advantage of business opportunities that may become available.

TRENDS AND UNCERTAINTIES
------------------------

TERMINATION OF HISTORICAL BUSINESS LINES

     The Company announced at the end of 1997 that it would be terminating its retail sales bank programs. Accordingly, the Company has substantially exited from its traditional lines of business. The Company continues to service and maintain all annuity contracts and mutual fund accounts in place at the end of the first quarter of 1999 in order to maximize the return on those assets.

BUSINESS OPPORTUNITIES

     On March 25, 1999, the Company announced a proposed merger with privately held Fechtor, Detwiler & Co., Inc. ("FEDE"), a registered broker-dealer, headquartered in Boston, Massachusetts. Both companies are completing their due diligence and are working toward the execution of a definitive agreement. The merger is subject to stockholder approval and receipt of a fairness opinion.

     The merger is intended to create an entity that will combine the financial services, including financial management, institutional and retail brokerage, trading, investment banking, computer/information systems of FEDE with the additional customer base, investment products and marketing management skills of JMCG.

     Under the terms of the proposed merger, FEDE stockholders will receive newly issued shares of JMCG. Following the transaction, it is anticipated that current JMCG stockholders will own approximately 48% of the newly merged company. If a definitive agreement is reached, the proposal is expected to be voted upon by stockholders of JMCG in June or July.

     Terms of the merger, which is anticipated to be a tax free reorganization, are subject to the execution of a definitive agreement.
The merged company will be headquartered in Boston with operations in San Diego being expanded to better serve California and the West Coast markets. James Mitchell & Co., the operating subsidiary of JMCG, will be a wholly owned subsidiary of the combined company and will continue to be based in San Diego. The executives of both JMCG and FEDE will continue to be actively involved in the operations of the merged company.

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

     The Company failed to meet the continued listing requirement for the NMS as of December 16, 1998 and was granted a temporary exception from this standard subject to JMCG meeting certain conditions. On or before June 15, 1999, the Company must demonstrate a closing bid price of at least $1.00 per share; thereafter, the Company's closing bid price must meet or exceed $1.00 per share for a minimum of ten consecutive trading days. In the event the Company is deemed to have met the terms of the exception, it shall continue to be listed on the Nasdaq SmallCap Market. If the Company remains in compliance throughout the expiration date of the exception, the symbol will be returned to JMCG.

     The Company plans to seek approval of a reverse split of the Common Stock, if deemed necessary by the Board in order to meet certain requirements including minimum bid price, if it appears that the Common Stock will be delisted. However, it is not known at this time whether or not it will be necessary to effect any reverse split of the Common Stock.

YEAR 2000

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Management has identified its non-compliant systems and has spent 90% of the amount it has budgeted to bring the Company into year 2000 compliance. The Company will continue to expend necessary resources to assure that its computer systems are reprogrammed in time to deal effectively with transactions in the year 2000 and beyond, however, the Company does not expect to expend any more resources than it has currently budgeted for and is in its final testing stages of new software which was required in order to update existing systems. The Company presently believes that, with further modifications to existing software and conversions to new software, as well as with the new software it has already purchased and the hardware which has already been updated, the Year 2000 issue will not pose significant operational problems for the Company's computer systems as so modified, converted or replaced. The Company also believes that any additional costs of conversion, modification or replacement will not have a material adverse effect on the Company's financial condition or results of operations. However, if such modifications and conversions are not completed in a timely manner, the Year 2000 issue may have a material impact on the operations of the Company.

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

     On March 27, 1998, the California Department of Insurance ("DOI") initiated proceedings in regards to the California insurance licenses of James K. Mitchell and JMC Insurance Services Corporation in order to review the allegations made by the Florida Department of Insurance in a Final Order and to see whether any actions should be taken by the California DOI. The Company exercised its right to request a hearing concerning this matter in April 1998. To date, management has not received a response to its request for a hearing and does not believe that any possible proceedings regarding this matter will have a material adverse effect on the Company's business, financial condition or results of operations.

OTHER PROCEEDINGS

     The Company's broker-dealer subsidiary, JMC Investment Services, Inc. ("JMCI"), has been named as a defendant in a NASD arbitration regarding the sales of real estate limited partnerships by Spear Rees & Co. (the predecessor to JMCI) between 1990 and 1993. Management does not believe that such proceeding will have a material adverse effect on the Company's financial condition or results of operations.
                                      11

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

               The following exhibit is filed herewith:

               27     Financial Data Schedule

          b.)  Reports on Form 8-K.

               On March 18, 1999, the Company filed a report on Form 8-K regarding the announcement of a possible reverse split of the Company's Common Stock.

               On March 30, 1999, the Company filed a report on Form 8-K regarding the announcement of a proposed merger between the Company and Fechtor, Detwiler &
               Co., Inc.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:     May 14, 1999            /s/ James K. Mitchell
                              -------------------------------
                              James K. Mitchell, Chairman and
                              Chief Executive Officer






Date:     May 14, 1999            /s/ Lee M. Forrester
                              --------------------------------
                              Lee M. Forrester, Controller and
                              Principal Accounting Officer