Form 10-Q
period 1999-06-30
JMC GROUP INC
filed 1999-08-13
CIK 746425

______________________________________________________________________________


                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                          _______________________

                                 FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                          _______________________

 For the Quarterly Period ended                    Commission File Number
           June 30, 1999                                0-12926
                          _______________________

                              JMC GROUP, INC.
          (Exact name of registrant as specified in its charter)

               DELAWARE                                95-2627415
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                     Identification No.)


        9710 Scranton Road, Suite 100, San Diego, California  92121
        (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code:  619-450-0055

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

     As of June 30, 1999, the registrant had 6,166,451 shares of its common stock, $.01 par value, issued and outstanding.

______________________________________________________________________________

                      PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        JMC GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        June 30,  December 31,
                                                          1999       1998
                                                      ----------- ------------
    ASSETS
     CURRENT ASSETS
      Cash and cash equivalents                       $ 4,855,913 $ 4,895,190
      Receivables from insurance companies                 86,268      94,274
      Income tax receivable                               165,869      68,851
      Deferred tax asset                                  140,744      63,884
      Other assets                                        134,210     122,267
                                                      ----------- ------------
        TOTAL CURRENT ASSETS                            5,383,004   5,244,466

     Investment in OptiMark Technologies, Inc.          1,000,000   1,000,000
     Furniture, equipment and leasehold improvements-
       net of accumulated depreciation and
       amortization of $528,785 in 1999 and
       $520,840 in 1998                                    17,345      20,290

     Asset-based fees purchased - net of accumulated
      amortization of $1,114,668 in 1999 and
      $1,073,386 in 1998                                  282,461     323,743
                                                      ----------- ------------
        TOTAL ASSETS                                  $ 6,682,810 $ 6,588,499
                                                      =========== ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
      Accrued fees to financial institutions          $    54,189 $    48,966
      Accrued expenses and other liabilities              402,872      72,614
      Allowance for contract cancellations                      -       5,858
      Accrued payroll and related expenses                 37,942      34,481
                                                      ----------- ------------
        TOTAL CURRENT LIABILITIES                         495,003     161,919

     STOCKHOLDERS' EQUITY
      Preferred stock, no par value; authorized
       5,000,000 shares                                         -           -
      Common stock, $.01 par value; authorized
       20,000,000 shares; issued and outstanding
       6,166,451 shares in 1999 and 6,166,451
       shares in 1998                                      61,664      61,664
      Additional paid-in-capital                          583,276     583,276
      Retained earnings                                 5,542,867   5,781,640
                                                      ----------- ------------
        TOTAL STOCKHOLDERS' EQUITY                      6,187,807   6,426,580
                                                      ----------- ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 6,682,810 $ 6,588,499
                                                      =========== ============
  The accompanying notes are an integral part of these financial statements.

                        JMC GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                  Three Months Ended June 30,
                                                     1999          1998
                                                  ------------   ------------
    REVENUES
       Commissions                                $   271,004    $   343,501
       Interest                                        58,183         81,097
       Other                                            2,286         80,587
                                                  ------------   ------------
         TOTAL REVENUES                               331,473        505,185
                                                  ------------   ------------
    EXPENSES
       Employee compensation and benefits             131,432        132,144
       Fees to financial institutions                  84,379        105,112
       Professional fees                               41,670         40,930
       Rent                                            13,996         21,890
       Telephone                                        7,165          9,035
       Depreciation and amortization                    3,966          7,866
       Merger related expenses                        363,678              -
       Other general and administrative expenses       42,638         83,724
                                                  ------------   ------------
         TOTAL EXPENSES                               688,924        400,701
                                                  ------------   ------------
       INCOME (LOSS) BEFORE INCOME TAXES             (357,451)       104,484

    INCOME TAX PROVISION (BENEFIT)                   (149,026)        40,790
                                                  ------------   ------------
       NET INCOME (LOSS)                          $  (208,425)   $    63,694
                                                  ============   ============
    EARNINGS (LOSS) PER SHARE:

         BASIC                                    $     (0.03)   $      0.01
                                                  ============   ============
         DILUTED                                  $     (0.03)   $      0.01
                                                  ============   ============

    WEIGHTED AVERAGE NUMBER OF SHARES

         BASIC                                      6,166,451      6,156,044

         DILUTED                                    6,166,451      6,170,084

 The accompanying notes are an integral part of these financial statements.

                        JMC GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                   Six Months Ended June 30,
                                                     1999            1998
                                                  ------------   ------------
    REVENUES
       Commissions                                $   534,678    $   712,246
       Gain on sale of certain asset-based fee
        revenue                                             -        330,000
       Interest                                       115,226        156,332
       Other                                            3,006         86,782
                                                  ------------   ------------
         TOTAL REVENUES                               652,910      1,285,360
                                                  ------------   ------------
    EXPENSES
       Employee compensation and benefits             271,655        435,380
       Fees to financial institutions                 167,432        241,237
       Professional fees                               97,787         89,997
       Rent                                            29,066         42,309
       Telephone                                       14,863         20,624
       Depreciation and amortization                    7,945         16,906
       Merger related expenses                        363,678              -
       Other general and administrative expenses      107,799        181,113
                                                  ------------   ------------
         TOTAL EXPENSES                             1,060,225      1,027,566
                                                  ------------   ------------

       INCOME (LOSS) BEFORE INCOME TAXES             (407,315)       257,794

    INCOME TAX PROVISION (BENEFIT)                   (168,542)       101,177
                                                  ------------   ------------
       NET INCOME (LOSS)                          $  (238,773)   $   156,617
                                                  ============   ============
    EARNINGS (LOSS) PER SHARE:

         BASIC                                    $     (0.04)   $      0.03
                                                  ============   ============
         DILUTED                                  $     (0.04)   $      0.03
                                                  ============   ============

    WEIGHTED AVERAGE NUMBER OF SHARES               6,166,451      6,102,051

    WEIGHTED AVERAGE DILUTIVE COMMON SHARES         6,166,451      6,111,772

 The accompanying notes are an integral part of these financial statements.

                        JMC GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                    Six Months Ended June 30,
                                                          1999        1998
                                                    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $ (238,773)   $  156,617
  Adjustments to reconcile net income (loss) to net
   cash provided (used) by operating activities:
    Gain on sale of furniture and equipment                  -       (21,951)
    Depreciation and amortization                        7,945        16,906
    Amortization of asset-based fees                    41,282        50,168
    Deferred tax provision                             (76,860)       79,970
    Changes in assets and liabilities:
        Cash segregated under securities regulations         -       921,213
        Receivables from insurance companies             8,006       199,550
        Receivable from financial institution                -     1,462,861
        Income taxes receivable                        (97,018)      (14,464)
        Other assets                                   (11,943)       33,134
        Accrued fees to financial institutions           5,223       (53,482)
        Customer funds segregated under securities
          regulations                                        -      (921,213)
        Accrued restructuring                                -      (271,282)
        Accrued expenses and other liabilities         330,258      (124,335)
        Allowance for contract cancellations            (5,858)      (23,477)
        Income tax payable                                   -       (11,659)
        Accrued payroll and related expenses             3,461       (48,342)
                                                    -----------   -----------

          NET CASH PROVIDED (USED) BY OPERATING
           ACTIVITIES                                  (34,277)    1,430,214
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, equipment and leasehold
   improvements                                         (5,000)       (1,351)
  Proceeds from sale of furniture and equipment              -        21,951
                                                    -----------   -----------
          NET CASH PROVIDED (USED) BY INVESTING
           ACTIVITIES                                   (5,000)       20,600
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock options exercised                      -       117,648
                                                    -----------   -----------
          NET CASH PROVIDED (USED) BY FINANCING
           ACTIVITIES                                        -       117,648
                                                    -----------   -----------
          NET INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS                                 (39,277)    1,568,462

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
           PERIOD                                    4,895,190     4,261,531
                                                    -----------   -----------
          CASH AND CASH EQUIVALENTS AT END
           OF PERIOD                                $4,855,913    $5,829,993
                                                    ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for:
    Income taxes                                    $    5,466    $   51,835
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
 ACTIVITIES
  Depreciation charged against accrued
    restructuring expenses                          $        -    $   16,905

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

NOTE 2.   PROPOSED MERGER

               On June 10, 1999, upon completion of due diligence and the receipt of a fairness opinion from J.C. Bradford & Co., the Company signed an Agreement and Plan of Merger with privately held Fechtor, Detwiler & Co., Inc., a registered broker-dealer, headquartered in Boston, Massachusetts. Pursuant to the terms of the merger agreement, Fechtor, Detwiler is expected to be the accounting acquirer. Accordingly, merger related expenses incurred by the Company during the quarter ended June 30, 1999 have been reflected as expenses in the accompanying Statement of Operations. The merger is subject to stockholder approval.

               At the time of the merger, the Company will issue 6,600,000 shares of the Company's common stock to the owners of Fechtor, Detwiler, which will thereafter become a wholly owned subsidiary of our company.

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

RESULTS OF OPERATIONS
---------------------

SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998

     The Company realized a net loss of $208,000 (or $0.03 per share after estimated tax benefit) in the second quarter of 1999 compared to a net income of $64,000 (or $0.01 per share after estimated tax provision) in the second quarter of last year. For the six months ended June 30, 1999, the Company had a net loss of $239,000 (or $0.04 per share after estimated tax benefit) compared to a net income of $157,000 (or $0.03 per share after estimated tax provision) during the first six months of 1998. The second quarter of 1999 results included a loss of $364,000 (or $0.04 per share after tax benefit) attributed to merger related expenses in connection with the Company's proposed merger with a private broker-dealer. Without these expenses, the Company would have realized net income of $4,000 for the second quarter of 1999. The second quarter of 1998 results included a gain of $45,000 ($27,000 after estimated tax provision) on the sale of the rights to certain asset-based fee revenues to a former client financial institution. Excluding this gain, the Company would have reported a net income of $35,000 for the second quarter of 1998.

     Total revenues for the quarter ended June 30, 1999 were $331,000, a decrease of $174,000 or 34% from $505,000 in the second quarter of 1998. The 1998 results included a second quarter gain of $45,000 on the sale of the rights to certain asset-based fee revenues to a former client financial institution. Without this gain, the decrease would have been $129,000 or 25%. This reduction in revenues is primarily a result of decreased commissions due to the normal attrition associated with deaths and conversions of previously sold annuities and a decrease in interest earned due to decreased money market fund balances.

     Total revenues for the first six months of 1999 were $653,000 versus $1,285,000 for the first six months of 1998 (or $955,000 without the gain on sale of asset fees). Excluding the aforementioned gain, total revenues would have decreased by $302,000 or 32% from $955,000 for the first six months of 1999 as compared to 1998. This decrease in revenues is a result of a decrease in sales related commissions of $177,000 or 25% due to the normal attrition associated with deaths and conversions of previously sold annuities and a decrease in interest earned due to decreased money market fund balances.

     Total expenses for the quarters ended June 30, 1999 and 1998 were $689,000 and $401,000, respectively. This $288,000 or 72% increase is allocated as follows:

 .    A $364,000 increase attributable to expenses in connection with the proposed merger with Fechtor, Detwiler;

 .    A $21,000 decrease in fees paid to financial institutions; and

 .    A $55,000 decrease in general operating expenses.

    Because of merger related expenses, offset by decreased fees paid to financial institutions and decreased general operating expenses, total expenses for the six months ended June 30, 1999 increased $33,000 or 3% overall to $1,061,000 from $1,028,000 in the first half of 1998.

SECOND QUARTER 1999 COMPARED TO FIRST QUARTER 1999

     The Company realized a net loss of $208,000 in the second quarter of 1999 compared to a net loss of $30,000 for the first quarter. The second quarter 1999 results include a loss of $364,000 (or $0.04 per share after estimated tax benefit) due to merger related expenses in connection with the Company's proposed merger with Fechtor, Detwiler. Excluding these expenses, the Company would have reported a net income of $4,000 for the second quarter of 1999.

     Total revenues for the quarter ended June 30, 1999 were $331,000 compared to $321,000 in the first quarter of 1999, an increase of $10,000 or 3%.

     Total expenses for the quarters ended June 30, 1999 and March 31, 1999 were $689,000 and $371,000, respectively. This $318,000 or 86% overall increase is allocated as follows:

 .    A $364,000 increase attributable to expenses in connection with the proposed merger with Fechtor, Detwiler; and

 .    A $46,000 decrease in general operating expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of June 30, 1999, the Company had cash and cash equivalents of approximately $4,856,000, unchanged from cash and cash equivalents at March 31, 1999. No significant uses of cash or cash equivalents occurred in the second quarter of 1999.

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

     Management believes the Company's cash and cash equivalents as of June 30, 1999 will meet its operating and capital expenditure needs for the remainder of its current fiscal year.

OPTIMARK INVESTMENT

     The Company in September 1998 utilized $1,000,000 of its cash to purchase 100,000 shares of the common stock of OptiMark Technologies, Inc. (OptiMark), a private, development-stage company based in Durango, Colorado. OptiMark owns all rights to the advanced trading technology of the OptiMark System, an electronic equity trading process, which offers investors the ability to match buying and selling orders in multiple ranges and sizes. The system utilizes advanced computers and patented algorithms in order to match the buyers and sellers within seconds and with anonymity. OptiMark currently has agreements with the Nasdaq National Market System and the Pacific Exchange. OptiMark also announced in September 1998 that it had entered into a joint venture agreement in Japan with Nihon Keizai Shumbun, Inc. (Nikkei), QUICK Corporation and the Osaka Securities Exchange, to adapt the OptiMark System for trading in Japanese listed securities. The OptiMark system began online trading through the Pacific Exchange at the end of January 1999 and is expected to begin Nasdaq trading in late 1999.

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

5.   Restriction on Business Opportunities.  Unless its BDC status is
     -------------------------------------
     terminated by vote of its stockholders, a BDC may not change its business or engage in new business activities. Consequently, the directors and management of a BDC do not have freedom to take advantage of business opportunities that may become available.

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

BUSINESS OPPORTUNITIES

     On March 25, 1999, the Company announced a proposed merger with privately held Fechtor, Detwiler & Co., Inc. ("FEDE"), a registered broker-dealer, headquartered in Boston, Massachusetts. Upon completion of due diligence and the receipt of a fairness opinion from J.C. Bradford & Co., the Company signed an Agreement and Plan of Merger with Fechtor, Detwiler on June 10, 1999. The merger is subject to stockholder approval.

     The merger is intended to create an entity that will combine the financial services, including financial management, institutional and retail brokerage, trading, investment banking, computer/information systems of FEDE with the additional customer base, investment products and marketing management skills of JMCG.

     Under the terms of the proposed merger, FEDE stockholders will receive 6,600,000 newly issued shares of JMCG. Following the transaction, it is anticipated that current JMCG stockholders will own approximately 48% of the newly merged company. The proposal is expected to be voted on by stockholders of JMCG at the Annual Meeting of Stockholders to be held on August 30, 1999.

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

NASDAQ COMPLIANCE

     On March 16, 1999, the Company was informed by The Nasdaq Stock Market that the Company's Common Stock would be listed on the Nasdaq SmallCap Market via an exception from the minimum bid price requirements effective March 18, 1999 at the opening of the market. For the duration of the exception, the Company's Nasdaq symbol was JMCGC.

     On June 17, 1999, the Company was informed by Nasdaq that it had complied with the listing qualifications exception. Accordingly, effective Friday, June 18, 1999, the Company's symbol was changed from JMCGC back to JMCG.

     On July 14, 1999, the Company was informed by Nasdaq that its application to transfer to the SmallCap Market was approved and it would remain listed on the SmallCap on a continued listing basis.

YEAR 2000

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Management has identified its non-compliant systems and has spent 95% of the amount it has budgeted to bring the Company into year 2000 compliance. The Company will continue to expend necessary resources to assure that its computer systems are reprogrammed in time to deal effectively with transactions in the year 2000 and beyond, however, the Company does not expect to expend any more resources than it has currently budgeted for and is in its final testing stages of new software which was required in order to update existing systems. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company's computer systems as so modified, converted or replaced. The Company also believes that any additional costs of conversion, modification or replacement will not have a material adverse effect on the Company's financial condition or results of operations. However, if such modifications and conversions are not completed in a timely manner, the Year 2000 issue may have a material impact on the operations of the Company.

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




Date:     August 13, 1999     /s/ James K. Mitchell
                              --------------------------------
                              James K. Mitchell, Chairman,
                              President and Chief Executive Officer






Date:     August 13, 1999     /s/ Lee M. Forrester, CPA
                              --------------------------------
                              Lee M. Forrester, Controller and
                              Principal Accounting Officer