Form 10-Q
period 1999-09-30
FECHTOR DETWILER MITCHELL & CO
filed 1999-11-15
CIK 746425

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934

(Mark One)

(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

                                      OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from         to

                        Commission File Number: 0-12926

                       FECHTOR, DETWILER, MITCHELL & CO.
            (Exact name of registrant as specified in its charter)

              Delaware                            95-2627415
   (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)             Identification No.)

         225 Franklin Street                         02110
             Boston, MA                           (Zip Code)
   (Address of principal executive
              offices)

      Registrant's telephone number, including area code  (617) 747-0100

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  On November 15, 1999, the registrant had 12,916,451 shares of common stock, $0.01 par value, issued and outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       FECHTOR, DETWILER, MITCHELL & CO.

                               INDEX TO FORM 10-Q

                                                                          Page
                                                                          ----
PART I -- FINANCIAL INFORMATION
Item 1.Financial Statements
      Consolidated Statement of Financial Condition at
       September 30, 1999 and December 31, 1998..........................   3
      Consolidated Statement of Operations for the three and nine months
       ended September 30, 1999 and 1998.................................   4
      Consolidated Statement of Cash Flows for the nine months ended
       September 30, 1999 and 1998.......................................   5
      Consolidated Statement of Changes in Stockholders' Equity for the
       year ended December 31, 1998 and the nine month period ended
       September 30, 1999................................................   6
      Notes to Consolidated Financial Statements.........................   7
Item 2.Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................   9
PART II -- OTHER INFORMATION
Item 2.Changes in Securities and Use of Proceeds.........................  11
Item 4.Submission of Matters to a Vote of Security Holders...............  11
Item 5.Other Information.................................................  11

Item 6.Exhibits and Reports on Form 8-K..................................  12
Signatures...............................................................  13

PART I. FINANCIAL INFORMATION

                       FECHTOR, DETWILER, MITCHELL & CO.

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                        September   December
                                                        30, 1999    31, 1998
                                                       ----------- -----------
                                                             (unaudited)
                        ASSETS
Cash and cash equivalents............................. $ 4,238,809 $   573,633
Deposits with clearing organizations..................     304,459     304,459
Receivables from brokers, dealers and clearing
 organizations........................................     217,455       3,884
Due from customers....................................  11,384,041   8,079,811
Securities borrowed...................................   1,063,500     815,650
Investment securities, at fair value..................     271,869          --
Non-marketable securities, at fair value..............   1,000,000          --
Intangible assets, net (note 3).......................     570,794          --
Fixed assets, net.....................................     274,137     262,278
Other.................................................   1,128,653     507,105
                                                       ----------- -----------
    Total Assets...................................... $20,453,717 $10,546,820
                                                       =========== ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Notes payable........................................ $ 4,345,770 $ 3,800,000
 Due to customers.....................................   5,210,601   3,312,857
 Accounts payable and accrued liabilities.............   2,521,739   1,269,916
                                                       ----------- -----------
    Total Liabilities.................................  12,078,110   8,382,053
                                                       ----------- -----------
Contingencies (note 5)

Stockholders' Equity:
 Preferred stock, no par value; 5,000,000 shares au-
  thorized, none issued...............................          --          --
 Common stock, $0.01 par value; 20,000,000 shares au-
  thorized; 12,916,451 shares issued and outstanding..     129,165          --
 Paid-in-capital......................................   6,682,500          --
 Common stock, no par value...........................          --     131,563
 Treasury stock.......................................          --    (189,510)
 Retained earnings....................................   1,563,942   2,222,714
                                                       ----------- -----------
    Total Stockholders' Equity........................   8,375,607   2,164,767
                                                       ----------- -----------
    Total Liabilities and Stockholders' Equity........ $20,453,717 $10,546,820
                                                       =========== ===========

          See accompanying Notes to Consolidated Financial Statements.

                       FECHTOR, DETWILER, MITCHELL & CO.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                               For the Three Month       For the Nine Month
                                  Periods  Ended           Periods  Ended
                                  September 30,            September 30,
                              -----------------------  -----------------------
                                 1999         1998        1999         1998
                              -----------  ----------  -----------  ----------
                                               (unaudited)
Revenues:
  Commissions................ $ 1,780,201  $1,388,144  $ 5,563,217  $3,995,659
  Principal transactions.....     834,917   1,145,074    4,190,568   3,565,869
  Investment banking.........      61,747      83,990      242,747     368,990
  Interest...................     252,641     142,174      641,921     451,353
  Other......................      84,890      77,576      242,819     186,676
                              -----------  ----------  -----------  ----------
    Total revenues...........   3,014,396   2,836,958   10,881,272   8,568,547
                              -----------  ----------  -----------  ----------
Expenses:
  Compensation and benefits..   1,664,149   1,743,127    6,179,084   5,077,519
  General and
   administrative............     376,228     302,467    1,151,697   1,177,264
  Floor brokerage, clearing
   and commissions...........     289,049     394,351    1,157,481   1,063,332
  Occupancy, communications
   and systems ..............     284,463     310,057      849,491     994,492
  Interest ..................     151,021      69,541      295,027     237,612
  Amortization of
   intangibles...............       1,765          --        1,765          --
  Settlement and merger .....   1,495,199          --    1,889,014          --
                              -----------  ----------  -----------  ----------
    Total expenses...........   4,261,874   2,819,543   11,523,559   8,550,219
                              -----------  ----------  -----------  ----------
    Income (loss) before
     income taxes............  (1,247,478)     17,415     (642,287)     18,328
  Income tax (expense)
   benefit...................     368,126      (7,837)     103,127      (8,248)
                              -----------  ----------  -----------  ----------
    Net income (loss) ....... $  (879,352) $    9,578  $  (539,160) $   10,080
                              ===========  ==========  ===========  ==========
  Net income (loss) per share
   (note 4)                            NA          NA           NA          NA
                              ===========  ==========  ===========  ==========



          See accompanying Notes to Consolidated Financial Statements.

                       FECHTOR, DETWILER, MITCHELL & CO.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         For the Nine Month
                                                            Periods Ended
                                                            September 30,
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
                                                             (unaudited)
Cash Flows from Operating Activities:
  Net income (loss).................................... $ (539,160) $   10,080
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization......................     68,998     102,954
    Amortization of intangibles........................      1,765          --
    Changes in:
      Deposits with clearing organizations.............         --      (6,637)
      Receivables from brokers, dealers and clearing
       organizations...................................   (134,216)   (247,086)
      Due from customers............................... (3,304,230)  3,835,293
      Securities borrowed..............................   (247,850)   (558,570)
      Other assets.....................................     77,313     358,857
      Due to customers.................................  1,897,744   2,039,142
      Accounts payable and accrued liabilities.........  1,023,920      76,717
                                                        ----------  ----------
        Net cash provided by (used in) operating
         activities.................................... (1,155,716)  5,610,750
                                                        ----------  ----------
Cash Flows from Investing Activities:
 Cash acquired from merger.............................  4,238,809          --
 Increase in investment securities.....................   (271,869)     (1,000)
 Capital expenditures..................................    (66,156)    (51,133)
                                                        ----------  ----------
        Net cash provided by (used in) investing
         activities....................................  3,900,784     (52,133)
                                                        ----------  ----------
Cash Flows from Financing Activities:
 Increase (decrease) in notes payable, net.............    920,108  (5,200,000)
                                                        ----------  ----------
        Net cash provided by (used in) financing
         activities....................................    920,108  (5,200,000)
                                                        ----------  ----------
        Net increase (decrease) in cash................  3,665,176     358,617
Cash at beginning of period............................    573,633     574,463
                                                        ----------  ----------
Cash at end of period.................................. $4,238,809  $  933,080
                                                        ==========  ==========

Supplemental disclosure of non-cash transactions:

 Increase in intangible assets........................... $  572,559 $       --
                                                          ========== ==========
 Increase in common stock................................ $   67,500 $       --
                                                          ========== ==========
 Increase in paid-in-capital............................. $6,682,500 $       --
                                                          ========== ==========

          See accompanying Notes to Consolidated Financial Statements.

                       FECHTOR, DETWILER, MITCHELL & CO.

                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                  (unaudited)

                                             Common Stock
                                         ---------------------
                                           Shares                Paid-in    Retained    Treasury
                                         Outstanding   Amount    Capital    Earnings     Stock       Total
                                         -----------  --------  ---------- ----------  ----------  ----------
Balance at January 1, 1998.............         900   $131,563  $       -- $2,214,733  $ (189,510) $2,156,786
 Net income............................          --         --          --      7,981          --       7,981
                                         ----------   --------  ---------- ----------  ----------  ----------
Balance at December 31, 1998...........         900    131,563          --  2,222,714    (189,510)  2,164,767
 Reclassification of capital and
  elimination of treasury stock prior
  to conversion to common stock of
  Fechtor, Detwiler, Mitchell & Co.....        (900)  (131,563)         --    (57,947)    189,510          --
 Conversion of capital to common stock
  of Fechtor, Detwiler, Mitchell & Co...  6,166,451     61,665          --    (61,665)         --          --
 Issuance of common stock for
  acquisition..........................   6,600,000     66,000   6,534,000         --          --   6,600,000
 Issuance of common stock--other.......     150,000      1,500     148,500         --          --     150,000
 Net loss..............................          --         --          --   (539,160)         --    (539,160)
                                         ----------   --------  ---------- ----------  ----------  ----------
Balance at September 30, 1999..........  12,916,451   $129,165  $6,682,500 $1,563,942  $       --  $8,375,607
                                         ==========   ========  ========== ==========  ==========  ==========


          See accompanying Notes to Consolidated Financial Statements.

                       FECHTOR, DETWILER, MITCHELL & CO.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Organization

  On August 30, 1999, JMC Group, Inc. completed the merger of its wholly-owned subsidiary, JMC Merger, Inc., with Fechtor, Detwiler & Co., Inc. ("Fechtor Detwiler"). To effect the merger, the JMC Group, Inc. issued 6,600,000 common shares to the stockholders of Fechtor Detwiler, making them the owners of approximately 52% of the then outstanding shares, and changed its name to Fechtor, Detwiler, Mitchell & Co. (the "Company") and its NASDAQ trading symbol to FEDM. The effect of the merger resulted in Fechtor Detwiler becoming a wholly-owned subsidiary of Fechtor, Detwiler, Mitchell & Co.

  The Company is the holding company for its two operating subsidiaries; Fechtor, Detwiler & Co., Inc., an investment banking and brokerage firm headquartered in Boston, Massachusetts and James Mitchell & Co., a financial services company located in San Diego, California.

Note 2 Summary of Significant Accounting Policies

  Basis of Presentation--The unaudited financial statements of Fechtor, Detwiler, Mitchell & Co. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the financial statements of Fechtor, Detwiler, Mitchell & Co. at September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998.

  Principles of Consolidation--The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. Results for 1999 include Fechtor, Detwiler & Co. beginning January 1, 1999 and JMC Group, Inc. beginning September 1, 1999 (the acquired firm for accounting purposes).

  Use of Estimates--The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and revenues and expenses reported in the accompanying financial statements. Actual results could vary from the estimates that were used.

  Commissions--Commission revenue relates to institutional and retail brokerage activities for the purchase and sale of securities. Commissions are charged on both listed and over-the-counter agency transactions.

  Principal Transactions--Principal transaction revenue represents amounts earned from executing transactions on behalf of customers in securities for which Fechtor Detwiler acts as a market maker.

  Investment Banking--Investment banking revenue includes fees, net of expenses, arising from securities offerings in which Fechtor Detwiler acts as an underwriter or agent.

  Interest--Interest revenue represents interest earned on client margin accounts.

  Cash Equivalents--Cash equivalents include instruments with an original maturity of three months or less.

  Securities Transactions--Proprietary securities transactions in regular way trades are recorded on the settlement date which is normally the third business day following the trade date. Customer transactions are reported on the settlement date. Commission revenues and expenses are recorded on the trade date. The difference between settlement date and trade date accounting is not material to the financial position or results of operations of the Company.

 Fixed Assets--Fixed assets are stated at cost and include furniture, equipment and leasehold improvements. Depreciation and amortization expense is recorded using the straight line method over periods ranging from three to seven years.

                       FECHTOR, DETWILER, MITCHELL & CO.

  Intangible Assets--Intangible assets represent the portion of the purchase price of JMC Group, Inc., accounted for under the purchase method, in excess of the fair value of net assets acquired. Intangible assets are amortized over 20 years and are presented net of accumulated amortization of $1,765 at September 30, 1999.

  The carrying value and amortization period of intangible assets are evaluated periodically to determine whether current events or circumstances warrant adjustment. At September 30, 1999, there was no impairment of intangible assets. If impairment of intangible assets had occurred, the carrying value of the underlying assets would be reduced to fair value.

 Reclassifications--Certain amounts in prior period financial statements have been reclassified to conform with the current period presentation.

Note 3 Acquisition of JMC Group, Inc.

  The Company was a party to a merger transaction concluded on August 30, 1999 whereby Fechtor Detwiler was merged with a wholly-owned subsidiary of the Company and the Company issued 6,600,000 shares of common stock to the former owners of Fechtor Detwiler (the "Merger"). The Merger was accounted for under the purchase method of accountings as the purchase of certain assets and assumption of certain liabilities of JMC Group, Inc., and is included in the financial statements effective September 1, 1999.

  Pro forma consolidated financial data shown below, for the nine month periods ended September 30, 1999 and 1998, gives effect to the acquisition of JMC Group, Inc. as if it had occurred on January 1, 1998. Pro forma adjustments include amortization of intangible assets and compensation expense. The pro forma financial data does not necessarily reflect the results of operations that would have been obtained had the Merger occurred on the assumed date, nor is the financial data necessarily indicative of the results of the combined entities that may be achieved for any future period.

                                                           Nine Months Ended
                                                             September 30,
                                                        ------------------------
                                                           1999         1998
                                                         Pro Forma    Pro Forma
                                                        -----------  -----------
                                                              (unaudited)
   Revenues(1)......................................... $11,777,000  $10,238,000
                                                        ===========  ===========
   Net income (loss)(2)................................  $ (280,000) $   682,000
                                                        ===========  ===========

--------
(1) Includes JMC Group, Inc. revenues of $988,000 and $1,669,000 for the nine-month periods ended September 30, 1999 and 1998, respectively.
(2) Includes settlement and merger costs of $2,253,000 for the nine-month period ended September 30, 1999.

Note 4 Per Share Data

  Per share data is not applicable for the quarter and year-to-date periods as the Company began combined operations on September 1, 1999. Results for 1999 include Fechtor, Detwiler & Co., the investment banking and brokerage company, beginning January 1, 1999 and JMC Group, Inc. beginning September 1, 1999 (the acquired firm for accounting puposes).

  For the month ended September 30, 1999, the weighted average number of shares outstanding were 12,916,451 and 12,969,719 for the basic and diluted calculations, respectively.

Note 5 Contingencies

  The Company and its business units from time to time are subject to legal proceedings and claims which arise in the ordinary course of their business. Management believes that resolution of these matters will not have a material adverse effect on the Company's results of operations or financial condition.

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

General

  Any statements in this report that are not historical facts are intended to fall within the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the risks and uncertainties associated with the Company, its businesses, economic and market conditions prevailing from time to time, and the application and interpretation of Federal and state laws and regulations, all of which are subject to material changes and which may cause actual results to vary materially from what had been anticipated. Certain factors that affect the Company have been described under Part II--Item 5.--Other Information and include factors such as conditions affecting revenues, reliance on key personnel, competition, and regulatory and legal factors. Readers are encouraged to review these factors carefully.

Statement of Operations for the Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

  Net loss of $879,352 for the three months ended September 30, 1999 compared to net income of $9,578 for the three months ended September 30, 1998. The net loss principally results from settlement and merger costs of $1,495,199. Results for 1999 include Fechtor, Detwiler & Co., the investment banking and brokerage company, beginning January 1, 1999 and JMC Group, Inc. beginning September 1, 1999 (the acquired firm for accounting purposes).

  Revenues of $3,014,396 for the three months ended September 30, 1999 increased $177,438 from revenues of $2,836,958 for the same quarter last year primarily reflecting increased commission revenues and revenues from JMC Group, Inc. partially offset by lower principal transaction revenues.

  Compensation and benefits of $1,664,149 for the three months ended September 30, 1999 decreased $78,978 compared to the same quarter last year due to higher variable compensation in 1998 partially offset by commissions on higher revenues in 1999.

  General and administrative expenses of $376,228 for the three months ended September 30, 1999 increased $73,761 compared to the same quarter last year due to expenses associated with the Merger.

  Occupancy, communications and systems of $284,463 for the three months ended September 30, 1999 decreased $25,594 from the same quarter last year due to lower rent expense.

  Interest expense of $151,021 for the three months ended September 30, 1999 increased $81,480 from the same quarter last year due to higher average notes payable balances and interest rates associated with margin accounts.

  Settlement and merger costs of $1,495,199 for the three months ended September 30, 1999 includes costs associated with the resolution of several claims, and professional fees and other costs incurred to complete the Merger.

  Income tax benefit of $368,126 for the three months ended September 30, 1999 results from tax benefits associated with the loss before income taxes.

Statement of Operations for the Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

  Net loss of $539,160 for the nine months ended September 30, 1999 compared to net income $10,080 for the nine months ended September 30, 1998. The net loss principally results from settlement and merger costs of $1,889,014. Results for 1999 include Fechtor, Detwiler & Co. beginning September 1, 1999 and JMC Group, Inc. beginning September 1, 1999.

  Revenues of $10,881,272 for the nine months ended September 30, 1999 increased $2,312,725 from revenues of $8,568,547 for the same period last year. The increase reflects higher commission revenues from greater transaction volume, increased principal transaction revenues and revenues from JMC Group, Inc.

  Compensation and benefits of $6,179,084 for the nine months ended September 30, 1999 increased $1,101,565 compared to the same period last year. The increase reflects commissions on higher revenues partially offset by higher variable compensation in 1998.

  Occupancy, communications and systems of $849,491 for the nine months ended September 30, 1999 decreased $145,001 from the same period last year due to lower rent expense.

  Interest expense of $295,027 for the nine months ended September 30, 1999 increased $57,415 from the same period last year reflecting interest paid on higher average notes payable balances and interest rates.

  Settlement and merger costs of $1,889,014 for the nine months ended September 30, 1999 includes costs associated with the resolution of several claims, and professional fees and other costs incurred to complete the Merger.

Capital Resources and Liquidity

  The Company finances its activities primarily from cash generated by operations. At September 30, 1999, the Company had assets of $20 million which primarily consisted of cash or assets readily convertible into cash, principally receivables due from customers reduced by amounts due to customers.

  Cash and cash equivalents at September 30, 1999 of $4,238,809 increased $3,665,176 from December 31, 1998 due to cash received from the Merger of JMC Group, Inc.

  Fechtor Detwiler had lines of credit totaling $10,000,000 with $4,300,000 outstanding at September 30, 1999.

 Year 2000 Compliance

  The "Year 2000 Issue" refers to problems that may result from computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Year 2000 Issue could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send customer statements, or engage in similar normal business activities. The Year 2000 Issue arises in a number of different contexts in which the Company and its subsidiaries use computer programming. The subsidiaries rely heavily upon data processing services provided by third party service providers, including trading and pricing services, and on a daily basis, trade through security exchanges which are highly automated. The subsidiaries also have internally developed software programs and use third party software programs in their operations.

  The Company and its subsidiaries have completed the process of assessing the impact of the Year 2000 Issue on their operations. The assessment process is designed to ensure that necessary technology changes are identified, and involves review of Year 2000 compliance of software and communications dependencies with third parties and clients, as well as of internal systems.

  As part of the process of addressing the Year 2000 Issue, the Company and its subsidiaries have developed and implemented action plans that included purchasing and developing new software systems which are Year 2000 compatible, obtaining representations relating to Year 2000 systems compliance from third party vendors, and testing. Year 2000 initiatives will continue to be monitored by the Company's management. The cost of implementing these actions plans did not materially adversely affect the operating results or financial condition of the Company.

                          PART II--OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

  The Company issued 6,600,000 shares of common stock on August 30, 1999 in connection with the Merger. The shares were issued in a transaction not involving a public offering and such issuance was exempt from the registration requirements of the Securities Act of 1933, as amended. Reference is made to
Note 1 of notes to consolidated financial statements and to the Current Report on Form 8-K dated September 14, 1999 filed by the Company in connection with the Merger.

Item 4. Submission of Matters to a Vote of Security Holders.

  (a) The Annual Meeting of Stockholders of the Company was held on August 30, 1999.

  (b) The following matters were submitted to a vote of the Stockholders of the Company.

   1. Approval of the Merger and the issuance of 6,600,000 shares of JMC Group, Inc. common stock to accomplish the merger.

       Votes For               3,614,623
       Votes Against             101,800
       Abstain                       800


   2. Changing the name of JMC Group, Inc. to Fechtor, Detwiler, Mitchell &
      Co.

       Votes For               3,684,503
       Votes Against             102,560
       Abstain                     1,200


   3. Terminating the election to be regulated as a Business Development Company under the Investment Company Act of 1940.

       Votes For               3,613,373
       Votes Against             101,800
       Abstain                     2,050


   4. Electing Barton Beck director to serve for three years or until his successor shall be elected.

       Votes For               5,475,759
       Withhold                  105,600


   5. Ratifying the selection of Deloitte & Touche LLP as independent public accountants.

       Votes For               5,580,371
       Votes Against                 488
       Abstain                       500

Item 5. Other Information.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

  Any statements in this report that are not historical facts are intended to fall within the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking terminology as "expect", "look", "believe", "anticipate", "may", "will" or similar statements or variations of such terms. Any forward-looking statements should be considered in light of the risks and uncertainties associated with Fechtor, Detwiler, Mitchell & Co. and its businesses, economic and market conditions prevailing from time to time, and the application and interpretation of Federal and state tax laws and regulations, all of which are subject to material changes and which may cause actual results to vary materially from what had been anticipated. Certain factors that affect Fechtor, Detwiler, Mitchell & Co. and include factors such as conditions affecting revenues, reliance on key personnel, competition, and regulatory and legal factors and the other risks described in the Company's Definitive Proxy Statement dated August 5, 1999 relating to the Merger. Readers are encouraged to review these factors carefully.

Forward-Looking Statements

  From time to time, management of Fechtor, Detwiler, Mitchell & Co. may make written or oral statements that express views on the future performance of the Company. As with any forward-looking statement, these statements should be considered in light of certain risks and uncertainties that may cause actual results to vary materially from what had been anticipated. These important factors include the following:

   Conditions Affecting Revenues. Revenues, cash flows and earnings of the Company may be adversely affected by volatility in the financial markets which could produce lower commissions, trading or investment banking revenues, or by a decline in client account balances resulting from changing economic conditions or the performance of the capital markets generally.

   Reliance on Key Personnel. The departure of key personnel, such as skilled institutional and retail brokers, traders, research analysts or employees responsible for significant client relationships, could have a material adverse effect on the results of operations of the Company.

   Competition. The Company may experience losses in client account balances due to the highly competitive nature of its business, the performance of client accounts compared to the performance of the market generally, the abilities and reputations of the Company and its ability to increase client accounts and retain client relationships.

   Regulatory and Legal Factors. The Company's business may be affected by developments or changes in the regulation, legal proceedings and claims arising from the conduct of its businesses.

Item 6. Exhibits and Reports on Form 8-K.

 (b)Current Reports on Form 8-K.

  On September 14, 1999, the Company filed a Current Report on Form 8-K which contained information pursuant to Items 2 and 7 of Form 8-K.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ James K. Mitchell            Chairman and President      November 15, 1999
______________________________________
          James K. Mitchell

      /s/ Stephen D. Martino           Chief Financial Officer     November 15, 1999
______________________________________
          Stephen D. Martino