Form 10-K405
period 1999-12-31
FECHTOR DETWILER MITCHELL & CO
filed 2000-03-30
CIK 746425

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

(Mark One)
(X)              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

                                      OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from         to

                        Commission File Number: 0-12926

                       FECHTOR, DETWILER, MITCHELL & CO.
            (Exact name of registrant as specified in its charter)

              Delaware                                 95-2627415
  -----------------------------               -----------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

         225 Franklin Street

             Boston, MA                                   02110
  -----------------------------               -----------------------------
   (Address of principal executive                     (Zip Code)
              offices)

      Registrant's telephone number, including area code  (617) 451-0100

          Securities registered pursuant to Section 12(b) of the Act:
   Title of each class       Name of each exchange on which it is registered
           Common Stock                NASDAQ

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8, 2000 was approximately $9,701,926 representing approximately 6,605,342 common shares.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

  On March 29, 2000, the registrant had 12,916,451 shares of common stock, $0.01 par value, issued and 12,781,251 shares of common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Description of Business

General

  On August 30, 1999, Fechtor, Detwiler & Co. combined with JMC Group, Inc. to form Fechtor, Detwiler, Mitchell & Co. (the "Company"). The consolidated financial statements of Fechtor, Detwiler, Mitchell & Co. include its two operating subsidiaries: Fechtor, Detwiler & Co., Inc., an investment banking and brokerage company headquartered in Boston, MA, and James Mitchell & Co., a financial services company located in San Diego, CA. For accounting purposes, JMC Group, Inc. is the acquired firm and is included in the 1999 financial statements beginning September 1, 1999. Financial data for periods prior to 1999 represent that of Fechtor, Detwiler & Co., Inc.

Fechtor, Detwiler & Co., Inc.

  Fechtor, Detwiler & Co., Inc. ("Fechtor Detwiler" or the "Firm") is a New England regional securities brokerage and investment banking firm headquartered in Boston, Massachusetts. The Firm was founded in 1962 as a sole proprietorship and was incorporated in 1971. Fechtor Detwiler currently has one office in Massachusetts and three offices in Connecticut. The Firm's business activities include institutional and retail securities brokerage, trading in equity securities as a market maker, focused equity research, participation in the underwriting of corporate equity securities (including primary public offerings and underwritten secondary offerings), private placements, merger and acquisition activities and corporate advisory services. Fechtor Detwiler's principal emphasis for research, market-making activities and investment banking is on companies with capitalizations of less than $1 billion, which are usually, but not always, traded in the NASDAQ market system. Institutional sales are conducted from the Boston office and retail sales are conducted through registered private client representatives in all four offices. Investment banking and trading activities are conducted from the Boston office.

Retail Brokerage

  Revenues from retail brokerage activities are generated primarily through customer purchases and sales of equity securities. The Firm also executes orders for bonds, the purchase of mutual funds and other securities. Commissions are charged on both listed and over-the-counter agency transactions. When Fechtor Detwiler executes over-the-counter transactions as a dealer, it charges a markup or markdown in lieu of commissions.

  Retail commissions are charged in accordance with a commission schedule comparable to full-service retail brokerage firms. Commission discounts may be granted on certain transactions. The Firm does not attempt to compete with the commission rates charged by brokerage firms generally referred to as "discount brokers." The largest portion of Fechtor Detwiler's retail clients are individuals who reside in the northeastern United States. The Firm is not dependent on any single client for its revenues.

  Fechtor Detwiler provides margin accounts which allow the customer to pay less than the full cost of securities purchased, with the balance provided by the Firm as a loan secured by the securities purchased. Margin loans are subject to the requirements of the Board of Governors of the Federal Reserve System and Fechtor Detwiler's internal policies. In permitting customers to purchase securities on margin, Fechtor Detwiler bears the risk of a market decline which could reduce the value of its collateral below customers' indebtedness.

  In addition to securities brokerage and margin lending services, the Firm also provides its retail clients specialized financial services including equity research, individual retirement accounts and money market products.

Institutional Brokerage

  Fechtor Detwiler executes securities transactions for institutional investors such as investment partnerships, mutual funds, insurance companies, and pension and profit sharing plans. Institutional investors normally purchase and sell securities in large quantities which require special marketing and trading expertise. Fechtor Detwiler believes that a significant portion of its institutional brokerage commissions are received as a consequence of providing such institutions with research it develops from industry channels as well as research on specific equity issuers. The Firm provides its institutional brokerage services to a nationwide client base.

  Transactions for institutional investors are executed with the Firm acting as agent or as principal with commissions negotiated with its institutional customers.

Market-Making and Principal Transactions

  Fechtor Detwiler actively engages in trading as principal in various phases of the over-the-counter securities business. To facilitate trading by its customers, the Firm buys, sells and maintains inventories of certain common stocks in order to "make markets" in those securities. Revenues from principal transactions, which include trading profits or losses and sales credits, depend upon the general trend of prices, the level of activity in the securities markets, the skill of employees engaged in market-making and the size of the inventories. Trading as principal requires the commitment of capital and creates an opportunity for profit and the risk of loss due to market fluctuations.

  In executing customers' orders to buy or sell NASDAQ stocks in which the Firm makes a market, a security may be sold to, or purchased from, its customers at a competitive price, plus or minus a mark-up or mark-down. Alternatively, Fechtor Detwiler may act as an agent and execute a customer's purchase or sell order with another broker-dealer which acts as a market-maker, at the best inter-dealer market price, in which case a commission is charged.

Investment Banking

  Fechtor Detwiler participates in both public offerings and private corporate placements as a manager or as a member of an underwriting syndicate or selling group. Corporate offerings principally involve common stock or other equity securities issued by corporations. Fechtor Detwiler markets private offerings of corporate securities and provides valuation and financial consulting services for mergers, acquisitions, stock option issuances and other corporate purposes.

  Underwriting activities, together with its selling group participation, are an important source of securities for distribution to its clients because of the availability of a large amount of securities for distribution and fees earned in connection with such offerings.

  Participation in an underwriting syndicate or selling group involves both economic and regulatory risks. An underwriting participant may incur losses if it is unable to resell the securities it is committed to purchase, or if it is forced to liquidate its commitment at less than the agreed purchase price. In addition, under federal securities laws, other statutes and court decisions, an underwriting participant or selling group member may be subject to substantial liability for material misstatements or omissions in prospectuses and other communications with respect to such offerings.

Merchant Banking

  The Company has recently engaged in merchant banking activities to include equity investments in private placements as well as direct equity investments. Investment considerations will include those perceived to be strategic for the firm or where a sound investment opportunity exists. All merchant banking investments presented for consideration are reviewed and approved for funding by the operating committee of the Company.

Research Services

  Fechtor Detwiler's research activities are focused on industry channels of distribution and on individual companies with particular emphasis on companies with capitalization of less than $1 billion. The Firm conducts research on many companies which may not be covered by research analysts at other firms. Fechtor Detwiler believes these companies may have potential for significant growth. Research services are very important to the revenue-generating activities of the Firm, including institutional and retail brokerage, market making, and investment banking activities.

Operations

  Fechtor Detwiler clears its own securities transactions utilizing a brokerage accounting system provided by a third-party service bureau. Customer transactions are recorded daily on a settlement date basis; generally three business days after the trade date for equity and debt transactions and one business day after the trade date for option transactions. The Firm's compliance department monitors customer transactions to ensure they are conducted in accordance with applicable laws, rules, regulations and internal policies. Periodic reviews of internal controls are conducted and administrative and operations personnel meet frequently to review operational conditions.

James Mitchell & Co.

  James Mitchell & Co. ("JMC") was founded in 1983 and is located in San Diego, California. Historically, JMC provided annuity, insurance and mutual fund sales and support services through financial institutions and the related servicing of products previously sold through its subsidiaries which were structured marketing organizations that sold tax-advantaged annuities, insurance products and mutual funds to customers of financial institutions.

  JMC earns fees based on the accumulated asset value of the client accounts being serviced. JMC also solicits existing customers to replace older products having lower rates of return with sales of new products having more competitive returns. During 1999, the average monthly accumulated value of assets serviced by JMC was approximately $225 million.

Competition

  The Company is engaged in the highly competitive securities brokerage and financial services businesses competing with regional securities brokerage firms, large national and international securities firms, and discount brokerage firms. To an increasing degree, the Company also competes for various segments of the financial service business or with other institutions such as commercial banks, mutual fund companies and investment advisory and financial planning firms. Legal and regulatory changes may allow commercial banks and their holding companies to compete more directly in the brokerage and investment banking businesses which will increase competition for all brokerage firms. In addition to the competition for retail investment business, there is substantial competition among firms in the securities industry to attract and retain experienced and productive client representatives.

  Large competitors are able to advertise their products and services on a national or regional basis and have a far greater number and variety of distribution outlets for their products. Discount brokerage firms market their services through aggressive pricing and promotional efforts. Most competitors have much more extensive investment banking activities and, therefore, possess a securities distribution advantage.

  Recent rapid advancements in computing and communications technology are substantially changing the means by which financial services are delivered. These changes are providing consumers with more direct access to a wide variety of financial and investment services, including market information and on-line trading and account information. Advancements in technology also create demand for more sophisticated levels of client services which may entail considerable cost without an offsetting source of revenue. Although the Company is committed to utilizing technological advancements to provide a high level of client service, many of its competitors have far greater technological resources at their disposal.

Regulation

  The securities industry in the United States is subject to extensive regulation under Federal and state laws. The Securities and Exchange Commission ("SEC") is the Federal agency charged with administration of the Federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) which govern the industry.

  Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, or changes in interpretations or enforcement of existing laws and rules, often affect directly the method of operation and profitability of broker-dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings which can result in censure, fines, suspension or expulsion of a broker-dealer, its officers and employees. The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities markets rather than the protection of creditors or stockholders of broker-dealers.

  One of the most important regulations with which Fechtor Detwiler must continually comply is SEC Rule 15c3-1, which requires all broker-dealers to maintain a minimum amount of net capital. These rules, under the alternative method, prohibit a broker or dealer from engaging in any securities transactions at a time when its net capital is less than 2% of aggregate debit items arising from customer transactions. In addition, restrictions may be imposed on the operations of a broker or dealer if its net capital is less than 5% of aggregate debit items. At December 31, 1999, Fechtor Detwiler's net capital exceeded its reserve requirement.

  The laws, rules and regulations of the various federal, state and other regulatory bodies to which the businesses of the Company are subject to are constantly changing. While the management believes that it is currently in compliance in all material respects with the laws, rules and regulations applicable to its businesses, it cannot predict what effect any changes of such laws or regulations might have.

Employees

  As of March 21, 2000, the Company had 68 employees; none of whom are covered by, or parties to, a collective bargaining agreement. The success of Fechtor, Detwiler, Mitchell & Co. is highly dependent upon its continuing ability to hire, train and retain qualified staff. Management considers relations with its employees to be good.

Item 2. Properties

  Fechtor, Detwiler, Mitchell & Co. and Fechtor, Detwiler & Co., Inc. use office space at 225 Franklin Street, Boston, Massachusetts. The lease for this space, which contains approximately 15,000 square feet, expires in 2007. The three branch operations for Fechtor Detwiler located in Connecticut are also leased.

  James Mitchell & Co. uses office space at 9710 Scranton Road, Suite 100, San Diego, California. The lease for this space, which contains approximately 2,500 square feet, expires in 2002.

  Management believes its existing facilities are adequate for near-term needs.

Item 3. Legal Proceedings

  The Company's subsidiary, JMC Investment Services, Inc., a broker-dealer, ("JMCI"), is a defendant in an NASD arbitration regarding the sale of a real estate limited partnership to a client in 1992 by Spear Rees & Co. (predecessor to JMCI). Management does not believe that such proceeding will have a material adverse effect on the Company's financial condition or results of operations.

  The Company from time to time is subject to legal proceedings and claims which arise in the ordinary course of its business. Management believes that resolution of these matters will not have a material adverse effect on the Company's results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Common Stock of Fechtor, Detwiler, Mitchell & Co. (the "Company") is principally traded in the NASDAQ SmallCap Market ("SCM") under the symbol FEDM. At March 8, 2000, there were approximately 267 shareholders of record with approximately 868 beneficial owners. Thirteen broker-dealers are presently market makers in the Company's common stock on the NASDAQ SCM. The Company is also listed on the Pacific Exchange ("PCX") under the symbol FDM, but the trading volume in the Company's common stock on the PCX is not material.

  The following table reflects the high and low sales prices of the Company's common stock in the NASDAQ markets:

                                                                    Sales Price
                                                                   -------------
                                                                    High   Low
                                                                   ------ ------
                                 1999
                                 ----
      First Quarter............................................... $1.375 $0.750
      Second Quarter.............................................. $2.063 $0.844
      Third Quarter............................................... $2.000 $0.813
      Fourth Quarter.............................................. $1.625 $0.438

                                 1998
                                 ----
      First Quarter............................................... $1.875 $0.656
      Second Quarter.............................................. $1.438 $0.906
      Third Quarter............................................... $1.219 $0.500
      Fourth Quarter.............................................. $1.250 $0.500

  No dividends were paid by the Company during 1999. Future dividends, if any, will be determined by the Board of Directors based upon profitability, cash availability and other considerations as deemed appropriate.

Item 6. Selected Financial Data

                             1999         1998         1997         1996         1995
Years Ended December 31:  -----------  -----------  -----------  -----------  -----------

 Total revenues.........  $15,154,363  $12,079,027  $12,118,371  $ 9,820,236  $ 9,612,492
 Total expenses before
  settlement and merger
  costs.................   14,254,240   12,045,254   12,092,641    9,782,427    9,526,845
 Settlement and merger
 costs..................    2,136,931          --           --           --           --
                          -----------  -----------  -----------  -----------  -----------
 Income (loss) before
  income taxes..........   (1,236,808)      33,773       25,730       37,809       85,647
 Income tax (expense)
 benefit................      387,582      (25,792)     (21,183)     (17,150)     (21,230)
                          -----------  -----------  -----------  -----------  -----------
 Net income (loss)......  $  (849,226) $     7,981  $     4,547  $    20,659  $    64,417
                          ===========  ===========  ===========  ===========  ===========
 Net income (loss) per
 share:
  Basic.................  $     (0.10) $      0.00  $      0.00  $      0.00  $      0.01
                          ===========  ===========  ===========  ===========  ===========
  Diluted...............  $     (0.10) $      0.00  $      0.00  $      0.00  $      0.01
                          ===========  ===========  ===========  ===========  ===========
 Weighted average shares
  outstanding...........    8,696,355    6,600,000    6,600,000    6,600,000    6,600,000
                          ===========  ===========  ===========  ===========  ===========

At December 31:
 Total assets...........  $17,842,355  $10,546,820  $11,371,688  $15,151,057  $14,391,318
 Total liabilities......    9,497,442    8,382,053    9,214,902   12,998,820   12,259,740
 Stockholders' equity...    8,344,913    2,164,767    2,156,786    2,152,237    2,131,578

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

  On August 30, 1999, effective September 1, 1999 for accounting purposes, Fechtor, Detwiler & Co., Inc. (Fechtor Detwiler) sold its operations to JMC Group, Inc. ("JMCG") and JMCG became the surviving corporation (the "Merger"). Subsequently, JMCG was renamed Fechtor, Detwiler, Mitchell & Co. (the "Company") and its NASDAQ trading symbol was changed to FEDM. The former shareholders of Fechtor Detwiler received 6,600,000 common shares of JMCG representing 52% of the then outstanding common shares at the Merger date. The shareholder's of JMCG converted 6,166,451 shares to an equal number of shares of the Company.

  The Merger was accounted as a purchase of JMCG by Fechtor Detwiler in a reverse acquisition. The assets and liabilities of JMCG at the Merger date were adjusted to their estimated fair values based upon purchase price allocations. The assets and liabilities of Fechtor Detwiler are reported at their historical cost basis. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent company (JMCG) is not the acquiror and the historical financial statements of JMCG become those of Fechtor Detwiler, the accounting acquiror.

Consequently, the presentation of the Company's consolidated financial statements prior to September 1, 1999 reflects the financial statements of Fechtor Detwiler. In addition, for periods prior to September 1, 1999, stockholders' equity of Fechtor Detwiler has been restated retroactively to reflect the par value of the 6,600,000 common shares received by Fechtor Detwiler.

  Fechtor, Detwiler, Mitchell & Co. is the holding company for its two operating subsidiaries; Fechtor, Detwiler & Co., Inc., an investment banking and brokerage firm headquartered in Boston, Massachusetts and James Mitchell & Co., ("JMC") a financial services company located in San Diego, California.

Statement of Operations for 1999 Compared to 1998

  For the year ended December 31, 1999, Fechtor, Detwiler, Mitchell & Co. reported a net loss of $849,000, or $0.10 per share--basic and diluted, compared to net income of $8,000 for the year ended December 31, 1998. Results for 1999 include settlement and merger costs of $2,137,000 and merger related non-cash compensation expense of $850,000.

  Pro forma net income without the settlement and merger costs and non-cash compensation expense was $1,015,000, or $0.08 per share--diluted, for 1999 compared to $588,000, or $0.05 per share--diluted, for 1998, assuming JMCG was acquired effective January 1, 1998. Revenues on the same pro forma basis for 1999 were $15,892,000 compared to $14,102,000 for 1998.

  Revenues of $15,154,000 for 1999 increased $3,075,000 from revenues of $12,079,000 for 1998 primarily reflecting increased commission and principal transaction revenues and revenues from JMCG partially offset by lower investment banking revenues.

  Compensation and benefits of $9,543,000 for 1999 increased $2,044,000 compared to 1998 due to higher variable compensation from the increase in revenues for 1999, $850,000 of merger related non-cash compensation expense and to a lesser degree compensation and benefits expense of JMCG for the four-month period ended December 1999.

  General and administrative expenses of $1,641,000 for 1999 increased $209,000 compared to 1998 from higher professional fees and expenses of JMCG for the four month period ended December 31, 1999.

  Occupancy, communications and systems expense of $1,154,000 for 1999 decreased $195,000 from 1998 due to reduced rent expense for branch offices.

  Interest expense of $390,000 for 1999 increased $104,000 from 1998 due to higher average notes payable balances and interest rates associated with customer margin accounts.

  Settlement and merger costs of $2,137,000 for 1999 include costs associated with the resolution of several pending claims, professional fees and other costs incurred to complete the Merger.

  Income tax benefit of $388,000 for 1999 results from tax benefits associated with the loss before income taxes after consideration of non-deductible merger related costs.

Statement of Operations for 1998 Compared to 1997

  For the year ended December 31, 1998, the Company reported net income of $8,000 compared to net income of $5,000 for 1997.

  Revenues of $12,079,000 for 1998 decreased slightly from $12,118,000 for 1997 due primarily to lower investment banking revenues.

  Compensation and benefits of $7,499,000 for 1998 decreased $142,000 compared to 1997 due to reduced commission expense on lower 1998 revenues and lower variable compensation expense.

  Occupancy, communications and systems of $1,349,000 for 1998 increased $69,000 from 1997 due to higher rent expense.

  Interest expense of $286,000 for 1998 decreased $117,000 from 1997 reflecting lower average notes payable balances.

Capital Resources and Liquidity

  The Company finances its activities primarily from cash generated by operations and borrowings from its lines of credit. At December 31, 1999, the Company had assets of $18 million which primarily consisted of cash or assets readily convertible into cash, principally receivables due from customers.

  Cash and cash equivalents at December 31, 1999 of $1,273,000 increased $699,000 from December 31, 1998. Cash received from the Merger on September 1, 1999 was $4,600,000. On November 17, 1999, notes payable were reduced by $4,000,000 using the acquired cash.

  Fechtor Detwiler has two available lines of credit totaling $10,000,000 with $3,000,000 outstanding at December 31, 1999. In February 2000, each line of credit was increased from $5,000,000 to $10,000,000.

  On November 16, 1999, the Board of Directors approved a plan to repurchase up to one million shares of common stock in either open market or privately negotiated transactions. The timing and number of share repurchases are determined at management's discretion. At December 31, 1999, 135,200 shares had been repurchased at a cost of $137,079.

Year 2000 Compliance

  The Company did not experience any difficulties related to the Year 2000 problem on December 31, 1999 and management is not aware of any such difficulties since that date. Operations have not, to date, been adversely affected by any difficulties experienced by any of our suppliers or customers in connection with the Year 2000 problem. The Company's Year 2000 Compliance Plan also addressed issues related to the date February 29, 2000 and management will continue to monitor our systems for potential difficulties for the remainder of calendar year 2000. Costs to implement the Year 2000 plan were not material to the Company.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

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

  Certain factors that affect Fechtor, Detwiler, Mitchell & Co. and include conditions affecting revenues, reliance on key personnel, competition, and regulatory and legal matters.

  Conditions Affecting Revenues. Revenues, cash flows and earnings of the Company may be adversely affected by volatility in the financial markets and fluctuating economic and political conditions which could produce lower commissions, and lower trading or investment banking revenues, or by a decline in client account balances resulting from changing industry or economic conditions or the performance of the capital markets.

  Reliance on Key Personnel. The departure of key personnel, such as skilled institutional and retail brokers, traders, research analysts or employees responsible for significant client relationships, could have a material adverse effect on the results of operations of the Company.

  Competition. The Company may experience losses in client account balances due to the highly competitive nature of its business, the performance of client accounts compared to the performance of the market generally, the abilities and reputations of the Company and its ability to attract new client accounts and retain existing client relationships and changes in the brokerage business such as the growth of internet security trading and information availability.

  Regulatory and Legal Factors. The Company's business may be affected by developments or changes in the regulation, legal proceedings and claims arising from the conduct of its businesses.

Item 8. Financial Statements and Supplementary Data

                       FECHTOR, DETWILER, MITCHELL & CO.

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                         At December 31, 1999 and 1998

                                                          1999         1998
                                                       -----------  -----------
                        ASSETS
Cash and cash equivalents............................. $ 1,272,826  $   573,633
Deposits with clearing organizations..................     352,831      304,459
Receivables from brokers, dealers and clearing
 organizations........................................   1,019,614        3,884
Due from customers....................................  11,958,104    8,079,811
Securities borrowed...................................      71,200      815,650
Non-marketable securities, at cost....................   1,000,000          --
Intangible assets, net................................     129,385          --
Fixed assets, net.....................................     461,467      262,278
Other.................................................   1,576,928      507,105
                                                       -----------  -----------
    Total Assets...................................... $17,842,355  $10,546,820
                                                       ===========  ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Notes payable........................................ $ 3,000,000  $ 3,800,000
 Due to customers.....................................   4,218,969    3,312,857
 Accounts payable and accrued liabilities.............   2,278,473    1,269,196
                                                       -----------  -----------
    Total Liabilities.................................   9,497,442    8,382,053
                                                       -----------  -----------

Committments and Contingencies (note 8)

Stockholders' Equity:
 Preferred stock, no par value; 5,000,000 shares au-
  thorized, none issued...............................         --           --
 Common stock, $0.01 par value; 20,000,000 shares au-
  thorized;
  12,916,451 shares in 1999 and 6,600,000 shares in
  1998................................................     129,165       66,000
 Paid-in-capital......................................   7,103,286          --
 Retained earnings....................................   1,249,541    2,098,767
 Less treasury stock, at cost; 135,200 shares held in
  treasury............................................    (137,079)         --
                                                       -----------  -----------
    Total Stockholders' Equity........................   8,344,913    2,164,767
                                                       -----------  -----------
    Total Liabilities and Stockholders' Equity........ $17,842,355  $10,546,820
                                                       ===========  ===========

          See Accompanying Notes to Consolidated Financial Statements.

                       FECHTOR, DETWILER, MITCHELL & CO.

                      CONSOLIDATED STATEMENT OF OPERATIONS
              For the Years Ended December 31, 1999, 1998 and 1997

                                           1999         1998         1997
                                        -----------  -----------  -----------
Revenues:
  Commissions.......................... $ 8,078,222  $ 5,689,697  $ 5,540,987
  Principal transactions...............   5,501,075    4,531,095    4,264,943
  Investment banking...................     246,497      918,999    1,155,265
  Interest.............................     930,701      579,343      765,262
  Other................................     397,868      359,893      391,914
                                        -----------  -----------  -----------
    Total revenues.....................  15,154,363   12,079,027   12,118,371
                                        -----------  -----------  -----------
Expenses:
  Compensation and benefits............   9,542,983    7,499,403    7,641,575
  General and administrative...........   1,641,036    1,431,920    1,654,287
  Floor brokerage, clearing and
   commissions.........................   1,516,604    1,479,173    1,114,111
  Occupancy, communications and
   systems.............................   1,153,904    1,348,541    1,279,303
  Interest.............................     390,088      286,217      403,365
  Amortization of intangibles..........       9,625          --           --
  Settlement and merger ...............   2,136,931          --           --
                                        -----------  -----------  -----------
    Total expenses.....................  16,391,171   12,045,254   12,092,641
                                        -----------  -----------  -----------
    Income (loss) before income taxes..  (1,236,808)      33,773       25,730
  Income tax (expense) benefit.........     387,582      (25,792)     (21,183)
                                        -----------  -----------  -----------
    Net income (loss) ................. $  (849,226) $     7,981  $     4,547
                                        ===========  ===========  ===========
Net income (loss) per share--basic and
 diluted............................... $     (0.10) $      0.00  $      0.00
                                        ===========  ===========  ===========
Weighted average shares outstanding....   8,696,355    6,600,000    6,600,000
                                        ===========  ===========  ===========


          See Accompanying Notes to Consolidated Financial Statements.

                       FECHTOR, DETWILER, MITCHELL & CO.

                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1999, 1998 and 1997

                            Common Stock
                         --------------------  Paid-in    Retained   Treasury
                           Shares     Amount   Capital    Earnings     Stock      Total
                         ----------  -------- ---------- ----------  ---------  ----------
Balance at January 1,
 1997...................  6,600,000  $ 66,000 $      --  $2,086,239  $     --   $2,152,239
 Net income.............        --        --         --       4,547        --        4,547
                         ----------  -------- ---------- ----------  ---------  ----------
Balance at December 31,
 1997...................  6,600,000    66,000        --   2,090,786        --    2,156,786
 Net income.............        --        --         --       7,981        --        7,981
                         ----------  -------- ---------- ----------  ---------  ----------
Balance at December 31,
 1998...................  6,600,000    66,000        --   2,098,767        --    2,164,767
 Common stock from
  acquisition...........  6,166,451    61,665  6,104,786        --         --    6,166,451
 Issuance of common
  stock--other..........    150,000     1,500    148,500        --         --      150,000
 Capital contribution...        --        --     850,000        --         --      850,000
 Purchase of treasury
  stock.................   (135,200)      --         --         --    (137,079)   (137,079)
 Net loss...............        --        --         --    (849,226)       --     (849,226)
                         ----------  -------- ---------- ----------  ---------  ----------
Balance at December 31,
 1999................... 12,781,251  $129,165 $7,103,286 $1,249,541  $(137,079) $8,344,913
                         ==========  ======== ========== ==========  =========  ==========


          See Accompanying Notes to Consolidated Financial Statements.

                       FECHTOR, DETWILER, MITCHELL & CO.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
              For the Years Ended December 31, 1999, 1998 and 1997

                                            1999         1998         1997
                                         -----------  -----------  -----------
Cash Flows from Operating Activities:
  Net income (loss)..................... $  (849,226) $     7,981  $     4,547
  Adjustments to reconcile net income
   (loss) to net cash
   provided by (used in) operating
   activities:
    Depreciation and amortization.......     116,676      124,491      147,790
    Amortization of intangibles.........       9,625          --           --
    Non-cash compensation expense.......     850,000          --           --
    Changes in:
      Deposits with clearing
       organizations....................     (48,372)      (6,637)      43,536
      Receivables from brokers, dealers
       and clearing organizations.......    (936,375)       8,826    1,800,599
      Due from customers................  (3,878,293)     921,486    1,153,501
      Securities owned..................         --           --       118,146
      Securities borrowed...............     744,450     (234,820)   1,149,570
      Other assets......................    (370,962)     127,595     (330,448)
      Due to customers..................     906,112    1,950,414   (2,486,222)
      Accounts payable and accrued
       liabilities......................     780,654      394,775     (181,702)
                                         -----------  -----------  -----------
        Net cash provided by (used in)
         operating activities...........  (2,675,711)   3,294,111    1,419,317
                                         -----------  -----------  -----------
Cash Flows from Investing Activities:
 Cash acquired from merger..............   4,613,147          --           --
 Loans to employees.....................         --           --      (159,714)
 Capital expenditures...................    (301,164)     (94,941)    (225,081)
                                         -----------  -----------  -----------
        Net cash provided by (used in)
         investing activities...........   4,311,983      (94,941)    (384,795)
                                         -----------  -----------  -----------
Cash Flows from Financing Activities:
 Decrease in notes payable..............    (800,000)  (3,200,000)  (1,116,000)
 Purchase of treasury stock.............    (137,079)         --           --
                                         -----------  -----------  -----------
        Net cash used in financing
         activities.....................    (937,079)  (3,200,000)  (1,116,000)
                                         -----------  -----------  -----------
        Net increase (decrease) in
         cash...........................     699,193         (830)     (81,478)
Cash at beginning of year...............     573,633      574,463      655,941
                                         -----------  -----------  -----------
Cash at end of year..................... $ 1,272,826  $   573,633  $   574,463
                                         ===========  ===========  ===========
 Interest expense....................... $   384,522  $   286,215  $   348,213
                                         ===========  ===========  ===========
 Income taxes........................... $    21,019  $    35,620  $    10,283
                                         ===========  ===========  ===========
Cash Payments:
 Increase in intangible assets.......... $   139,010  $       --   $       --
                                         ===========  ===========  ===========
 Increase in common stock............... $    63,165  $       --   $       --
                                         ===========  ===========  ===========
 Increase in paid-in-capital............ $ 7,103,286  $       --   $       --
                                         ===========  ===========  ===========

Supplemental Disclosure of Non-cash Transactions:

          See Accompanying Notes to Consolidated Financial Statements.

                       FECHTOR, DETWILER, MITCHELL & CO.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

  On August 30, 1999, effective September 1, 1999 for accounting purposes, Fechtor, Detwiler & Co., Inc. (Fechtor Detwiler) sold its operations to JMC Group, Inc. ("JMCG") and JMCG became the surviving corporation (the "Merger"). Subsequently, JMCG was renamed Fechtor, Detwiler, Mitchell & Co. (the "Company") and its NASDAQ trading symbol was changed to FEDM. The former shareholders of Fechtor Detwiler received 6,600,000 common shares of JMCG representing 52% of the then outstanding common shares at the Merger date. The shareholder's of JMCG converted 6,166,451 shares to an equal number of shares of the Company.

  The Merger was accounted as a purchase of JMCG by Fechtor Detwiler in a reverse acquisition. The assets and liabilities of JMCG at the Merger date were adjusted to their estimated fair values based upon purchase price allocations. The assets and liabilities of Fechtor Detwiler are reported at their historical cost basis. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent company (JMCG) is not the acquiror and the historical financial statements of JMCG become those of Fechtor Detwiler; the accounting acquiror.

Consequently, the presentation of the Company's consolidated financial statements prior to September 1, 1999 reflects the financial statements of Fechtor Detwiler. In addition, for periods prior to September 1, 1999, stockholders' equity of Fechtor Detwiler has been restated retroactively to reflect the par value of the 6,600,000 common shares received by Fechtor Detwiler.

  Fechtor, Detwiler, Mitchell & Co. is the holding company for its two operating subsidiaries; Fechtor, Detwiler & Co., Inc., an investment banking and brokerage firm headquartered in Boston, Massachusetts and James Mitchell & Co., ("JMC") a financial services company located in San Diego, California.

Note 2. Summary of Significant Accounting Policies

  Basis of Presentation--The consolidated financial statements of Fechtor, Detwiler, Mitchell & Co. have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission.

  Principles of Consolidation--The consolidated financial statements of Fechtor, Detwiler, Mitchell & Co. include the accounts of its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

  Commissions--Commission revenue relates to institutional and retail brokerage activities for the purchase and sale of securities. Commissions are charged on both listed and over-the-counter agency transactions.

  Principal Transactions--Principal transaction revenue primarily represents amounts earned from executing transactions on behalf of customers, or for its own account, in securities for which Fechtor Detwiler acts as a market maker.

  Investment Banking--Investment banking revenue includes fees, net of expenses, arising from securities offerings in which Fechtor Detwiler acts as an underwriter, agent or financial advisor.

  Annuity and Insurance Sales--Annuity and insurance sales commission revenue is reported as a component of other revenues, net of chargebacks. Asset-based fee revenues are based upon the average accumulated value of assets in force.

                       FECHTOR, DETWILER, MITCHELL & CO.

  Securities Transactions--Proprietary securities transactions in regular way trades are recorded on the settlement date (normally the third business day following the trade date) which is not materially different from trade date. Securities transactions for customers are reported on the settlement date. Commission revenues and expenses are recorded on the trade date.

  Securities--Securities owned, or securities sold, not yet purchased, are stated at market value. Non- marketable securities are stated at cost.

  Fixed Assets--Fixed assets are stated at cost with depreciation and amortization expense recorded using the straight line method over three to seven years.

  Income Taxes--Income tax liabilities or assets are recorded through charges or credits to the current tax provision for the estimated taxes payable or refundable for the current year. Deferred tax assets and liabilities are recorded for future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates. A deferred tax valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

  Cash Equivalents--Cash equivalents include instruments with an original maturity of three months or less.

  Interest--Interest revenue represents earnings on client margin accounts.

  Fair Value of Financial Instruments--The carrying amount of receivables, payables, and securities owned and securities sold, not yet purchased are reported in the statement of financial condition at fair value.

  Net Capital Requirements--Certain subsidiaries of the Company are subject to broker-dealer net capital requirements. At December 31, 1999, each broker-dealer subsidiary was in compliance with its net capital requirement.

  Recent Accounting Pronouncements--In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 137, "Deferral of the Effective Date of SFAS 133." SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS 137 defers the effective date for SFAS 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 as amended by SFAS 137 during 2000 as required, and has not yet determined whether its implementation will have a material impact on the Company's financial condition, results of operations or cash flows.

  During 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of An Enterprise and Related Information." SFAS No. 131 requires the Company to use the "management approach" in disclosing segment information. The Company conducts its business predominantly within one industry segment, retail and institutional brokerage, which includes the Company's retail and institutional brokerage activities and investment banking services, for all periods presented. Management assesses performance and measures the results on a single segment basis. The single segment generated revenue predominantly from the United States for all periods presented.

  Reclassifications--Certain amounts in prior year financial statements have been reclassified to conform with the 1999 presentation.

  Use of Estimates--The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the accompanying financial statements. Actual results could vary from the estimates that were used.

                       FECHTOR, DETWILER, MITCHELL & CO.

Note 3. Acquisition of JMC Group, Inc.

  The acquisition of JMCG was accounted for as a purchase and, accordingly, the purchase price and related acquisition costs have been allocated to the acquired assets and liabilities based upon their fair market values. The excess of the purchase price over the fair value of the tangible assets acquired and the liabilities assumed was allocated to intangible assets. The consolidated financial statements include the results of operations of JMCG since September 1, 1999; the date of the acquisition.

  Pro forma consolidated financial data shown below, for the years ended December 31, 1999 and 1998, respectively, gives effect to the Merger as if it had occurred on January 1, 1998. Pro forma adjustments include settlement and merger costs, compensation expense and amortization of intangible assets. The pro forma data does not necessarily reflect the results of operations that would have been obtained had the Merger occurred on the assumed date, nor is the data necessarily indicative of the results of the combined entities that may be achieved for any future period.

                                                           1999        1998
                                                        Pro Forma    Pro Forma
                                                       ------------ -----------
                                                             (unaudited)
   Revenues (1)....................................... $ 15,892,000 $14,102,000
                                                       ============ ===========
   Net income (2)(3).................................. $  1,015,000 $   588,000
                                                       ============ ===========
   Net income per share--diluted...................... $       0.08 $      0.05
                                                       ============ ===========

  Notes:
  --------
  (1) Includes JMCG revenues of $988,000 and $1,669,000 for 1999 and 1998, respectively.
  (2) Excludes settlement and merger costs, net of tax benefit, of $1,389,000 for 1999.
  (3) Excludes non-cash compensation expense, net of tax benefit, of $510,000 for 1999.

  Effective September 1, 1999, Fechtor Detwiler became a wholly-owned subsidiary of the Company from the issuance of 6,600,000 shares of common stock to the former owners of Fechtor Detwiler. Additionally, options granted prior to the Merger by the principals of Fechtor, Detwiler & Co., Inc., that became effective upon completion of the Merger, increased paid-in capital by $850,000.

Note 4. Earnings Per Share

  Basic and diluted net income (loss) per share and weighted average shares outstanding at December 31 follows:

                                                     1999       1998      1997
                                                   ---------  --------- ---------
Net income (loss)................................. $(849,226) $   7,981 $   4,547
                                                   =========  ========= =========
Net income (loss) per share:
 Basic............................................ $   (0.10) $    0.00 $    0.00
                                                   =========  ========= =========
 Diluted.......................................... $   (0.10) $    0.00 $    0.00
                                                   =========  ========= =========
Weighted average shares outstanding:
 Basic............................................ 8,696,355  6,600,000 6,600,000
  Incremental shares assumed outstanding from
   exercise of stock options......................       --         --        --
                                                   ---------  --------- ---------
 Diluted.......................................... 8,696,355  6,600,000 6,600,000
                                                   =========  ========= =========

                       FECHTOR, DETWILER, MITCHELL & CO.

Note 5. Fixed Assets

  Fixed assets consisted of the following at December 31:

                                                            1999        1998
                                                         -----------  ---------
Furniture and equipment................................. $ 1,712,080  $ 912,133
Leasehold improvements..................................      29,247     28,246
                                                         -----------  ---------
                                                           1,741,327    940,379
Less accumulated depreciation and amortization..........  (1,279,860)  (678,101)
                                                         -----------  ---------
                                                         $   461,467  $ 262,278
                                                         ===========  =========



  The Company leases office space under noncancelable leases expiring through 2007. Future minimum annual lease payments at December 31, 1999 follow:


      2000....................................................... $  566,000
      2001.......................................................    553,000
      2002.......................................................    532,500
      2003.......................................................    555,000
      2004.......................................................    555,000
      Thereafter.................................................  1,387,500
                                                                  ----------
                                                                  $4,149,000
                                                                  ==========

  Rent expense was $660,000, $801,000 and $672,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Note 6. Notes Payable

  Fechtor Detwiler has two revolving line-of-credit facilities each with a $5,000,000 facility which are due on demand. Total borrowings were $3,000,000 at December 31, 1999. Interest on the first facility is based on the federal funds rate plus 1.10%, and interest on the second facility is based on the federal funds rate plus 1.25%. Advances are collateralized by $4,400,000 of securities held in customer margin accounts.

Note 7. Income Taxes

  The provision (benefit) for income taxes is allocated as follows:

                                                                       1999
                                                                     ---------
      Benefit--Deferred............................................. $(387,582)
                                                                     =========

  Actual income tax benefit differs from the amount "expected" computed using the statutory federal tax rate of 34% as follows:

                                                                       1999
                                                                     ---------
      Expected income tax benefit using statutory rate.............. $(420,515)
      Effects of:
        State income taxes, net of Federal tax benefit..............   (74,000)
        Merger related expenses.....................................    95,000
        Other.......................................................    11,933
                                                                     ---------
                                                                     $(387,582)
                                                                     =========

                       FECHTOR, DETWILER, MITCHELL & CO.

  At December 31, 1999, the components of the deferred tax asset are as follows:

                                                                          1999
                                                                        --------
      Compensation..................................................... $404,000
      Net operating loss...............................................   73,000
      Fixed assets.....................................................   38,000
      Accrued liabilities..............................................   14,000
                                                                        --------
                                                                        $529,000
                                                                        ========

  Income tax expense for the years ended December 31, 1998 and 1997 follows:

                                                                  1998    1997
                                                                 ------- -------
      Current:
       Federal.................................................. $14,780 $12,081
       State....................................................  11,012   9,102
                                                                 ------- -------
                                                                 $25,792 $21,183
                                                                 ======= =======

  For 1998 and 1997, the difference between the provision for taxes on income and expected taxes on income at statutory rates results primarily from nondeductible expenses. Further, deferred taxes resulting from temporary differences between the financial statement and the tax basis of assets and liabilities are not material.

Note 8. Commitments and Contingencies

  The Company from time to time is subject to legal proceedings and claims which arise in the ordinary course of its business. Management believes that resolution of these matters will not have a material adverse effect on the Company's results of operations or financial condition.

  Included in other assets is a $272,000 treasury security pledged as collateral for a letter of credit.

Note 9. Stockholders' Equity

  A summary of stock options outstanding at December 31, 1999 follows:

                                                                  1999
                                                           -------------------
                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                                            Shares     Price
                                                           ---------  --------
Options assumed in business combination at September 1,
 1999.....................................................   367,400   $1.26
 Granted..................................................   712,000    1.00
 Forfeited................................................   (27,000)   3.84
                                                           ---------   -----
Outstanding at December 31, 1999.......................... 1,052,400   $1.59
                                                           =========   =====
Options exercisable at December 31, 1999..................   316,400   $1.20
                                                           =========   =====
Weighted average fair value of options granted per share
 during the period........................................             $0.82
                                                                       =====

                       FECHTOR, DETWILER, MITCHELL & CO.

  Of the 712,000 options granted in 1999, options granted under the Executive Plan were 337,000 and options granted under the Employee Plan were 375,000. Options outstanding at December 31, 1999 are exercisable as follows: 316,400 options in 1999, 246,838 in 2000, 231,833 in 2001, 244,829 in 2002 and 12,500
in 2003. At December 31, 1999, 63,000 and 222,500 options were available for future grants under the 1993 Executive and Employee Plans, respectively.

  A summary of stock options outstanding and exercisable at December 31, 1999 follows:

                                                                   Options
                                      Options Outstanding        Exercisable
                                  ---------------------------- ----------------
                                            Weighted
                                             Average  Weighted         Weighted
                                            Remaining Average          Average
                                             Life In  Exercise         Exercise
Range of Exercise Prices           Shares     Years    Price   Shares   Price
------------------------          --------- --------- -------- ------- --------
$0.50-$0.74......................    27,600   5.65     $0.66    19,600  $ 0.65
$0.75-$0.99......................   540,800   6.88     $0.95    32,800  $ 0.83
$1.00-$1.24......................   306,000   8.37     $1.06   106,000  $ 1.12
$1.25-$1.49......................   142,000   6.06     $1.36   142,000  $ 1.36
$1.50-$1.74......................    24,000   5.00     $1.66    12,000  $ 1.69
$1.75-$2.00......................    12,000   5.00     $1.88     4,000  $ 1.88
                                  ---------                    -------
                                  1,052,400                    316,400
                                  =========                    =======

  The Company has adopted the disclosure-only provisions for the accounting for stock-based compensation. Accordingly, no compensation cost has been recognized for its stock option plans. In 1993, the Company adopted the 1993 Executive Stock Option Plan (the "Executive Plan") pursuant to which options to purchase an aggregate of 750,000 shares of common stock may be granted and the 1993 Employee Stock Option Plan (the "Employee Plan") pursuant to which options to purchase an aggregate of 750,000 shares of common stock may be granted (collectively, the "1993 Plans"). Under the 1993 Plans, incentive or non-qualified stock options may be granted. Had compensation for the Company's stock option plans been determined based on the fair market value at the grant date for awards in 1999, net loss and net loss per share would be as follows:

                                                                       1999
                                                                    -----------
     Net loss:
         As reported .............................................. $  (849,000)
         Pro forma................................................. $(1,198,000)

     Net loss per share:
         As reported .............................................. $     (0.10)
         Pro forma................................................. $     (0.14)

  The fair value of options granted during 1999 are estimated to be approximately $582,000, on the date of grant using the Black-Scholes option-pricing model. Fair value was determined using the following weighted average assumptions:

                                                                          1999
                                                                         -------
     Dividend yield rate................................................      0%
     Volatility rate....................................................     71%
     Risk free interest rate............................................   5.69%
     Expected lives..................................................... 3 years

  The Company adopted a stock option plan of Fechtor Detwiler in connection with the Merger. The plan provided for the issuance of 600,000 options, granted to certain employees by the founding partners of Fechtor

                       FECHTOR, DETWILER, MITCHELL & CO.

Detwiler, to acquire common shares of Fechtor Detwiler prior to the Merger. In September 1999, the Company recorded compensation expense of $850,000, and a $340,000 tax benefit, reflecting the recognition of the value of the options granted between the exercise price of $0.10 per share and the value of the common stock of the Company at the Merger date. At December 31, 1999, 600,000 common shares of the Company have been placed in a trust, by the former shareholders of Fechtor Detwiler. The founding partners of Fechtor Detwiler will reimburse the Company with an equivalent number of shares from the trust, based on the number of options exercised.

  The Company adopted the former JMCG 401 (k) retirement savings plan in the fourth quarter of 1999 covering substantially all employees. Matching Company contributions of up to 3%, subject to the maximum allowed annual employee contribution, are made in the form of Company stock purchased on the open market. Company contributions for 1999 were not material.

Note 10. Shareholder Rights Plan

  The Company has a Shareholder Rights Plan (the "Plan") which provides for a dividend of one common stock purchase right (one "Right") for each outstanding share of common stock of the Company. Each Right entitles the stockholder to purchase one share of common stock at $30.00 per share, subject to adjustment. The Plan was amended on February 20, 2000 extending the expiration date to February 21, 2010.

  Generally, Rights may be exercised ten days after any person or group ("Acquirer") obtains beneficial ownership of 20% of the outstanding common shares, or ten days after an Acquirer announces a tender offer or other business combination, unless such tender offer or acquisition is made with the approval of the Board of Directors. The Board of Directors may effect the redemption of the Rights at any time before the Rights become exercisable at a nominal price payable in cash and/or shares of common stock.

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

Note 11. Stock Repurchase Plan

  On November 16, 1999, the Board of Directors approved a plan to repurchase up to one million shares of common stock of the Company in either open market or privately negotiated transactions. The timing and number of the share purchases are determined at management's discretion. At December 31, 1999, 135,200 shares had been repurchased, at a cost of $137,079, and are held in treasury.

Note 12. Concentrations of Credit Risk and Off-balance Sheet Credit Risk

  The Company borrows securities from other brokers and provides cash to the other brokers representing approximately 105% of the market value of securities borrowed. Deposits for securities borrowed are held in escrow at a national brokerage firm at December 31, 1999.

  Certain customer transactions involve the sale of securities not yet purchased. Such transactions may expose the Company to off-balance sheet risk in the event that collateral provided is not sufficient to cover losses that customers may incur upon market fluctuations. In the event that the customer fails to satisfy its obligations, the Company may be required to purchase or sell such securities at prevailing market prices in order to fulfill the customer's obligations.

  Unpaid customer securities are pledged as collateral for bank borrowings and to satisfy margin deposits of clearing organizations under contracts with these organizations. In the event that such party is unable to return customer securities pledged as collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices.

                       FECHTOR, DETWILER, MITCHELL & CO.

  Customer transactions are recorded on a settlement-date basis, which is generally three business days after the trade date. The Company is therefore exposed to risk of loss on these transactions in the event of the customer's or broker's inability to meet the terms of their contracts, in which case the Company may have to purchase or sell securities at prevailing market prices. Settlement of these transactions in the unlikely event the customer or other brokers are unable to meet the terms of their contracts is not expected to have a significant effect on the financial condition of the Company.

  Securities not received or delivered at the settlement date result in failed trades. Should the other party to these transactions be unable to fulfill its obligations, the Company may be required to purchase or sell these securities at prevailing market prices. Securities sold, not yet purchased are subject to the risk that the market value of such securities will increase, and may not be able to cover the position.

Note 13. Selected Quarterly Financial Data (unaudited)

                                                 1999
                             ------------------------------------------------
                               First       Second       Third       Fourth
                              Quarter     Quarter    Quarter(1)     Quarter
                             ----------  ----------  -----------  -----------
Revenues.................... $3,766,885  $4,099,989  $ 3,014,396  $ 4,273,093
                             ----------  ----------  -----------  -----------
Expenses:
Compensation and benefits...  2,405,303   2,109,632    2,514,149    2,513,899
Other expenses..............  1,065,546   1,287,389    1,102,526    1,255,796
Settlement and merger
 costs......................        --      393,815    1,495,199      247,917
                             ----------  ----------  -----------  -----------
                              3,470,849   3,790,836    5,111,874    4,017,612
                             ----------  ----------  -----------  -----------
Income (loss) before income
 taxes......................    296,036     309,153   (2,097,478)     255,481
Income tax (expense)
 benefit....................   (133,216)   (131,783)     708,126      (55,545)
                             ----------  ----------  -----------  -----------
Net income (loss)........... $  162,820  $  177,370  $(1,389,352) $   199,936
                             ==========  ==========  ===========  ===========
Net income (loss) per
 share--diluted............. $     0.02  $     0.02  $     (0.16) $      0.02
                             ==========  ==========  ===========  ===========
Weighted average shares
 outstanding--diluted.......  6,600,000   6,600,000    8,705,484   12,879,938
                             ==========  ==========  ===========  ===========


  Note (1)--Results for the quarter ended September 30, 1999 have been restated to reflect non-cash compensation expense, net of tax benefit, of $510,000 accompanied by an $850,000 increase in paid-in-capital. These adjustments result from stock options granted prior to the Merger by the principals of Fechtor, Detwiler & Co., Inc. that became effective upon completion of the Merger.


                                                 1998
                             ------------------------------------------------
                               First       Second       Third       Fourth
                              Quarter     Quarter      Quarter      Quarter
                             ----------  ----------  -----------  -----------
Revenues.................... $2,921,948  $2,809,641  $ 2,836,958  $ 3,510,480
                             ----------  ----------  -----------  -----------
Expenses:
Compensation and benefits...  1,827,168   1,507,224    1,743,127    2,421,884
Other expenses..............  1,146,923   1,249,362    1,076,416    1,073,150
                             ----------  ----------  -----------  -----------
                              2,974,091   2,756,586    2,819,543    3,495,034
                             ----------  ----------  -----------  -----------
Income (loss) before income
 taxes......................    (52,143)     53,055       17,415       15,446
Income tax (expense)
 benefit....................     16,105     (16,515)      (7,837)     (17,545)
                             ----------  ----------  -----------  -----------
Net income (loss)........... $  (36,038) $   36,540  $     9,578  $    (2,099)
                             ==========  ==========  ===========  ===========
Net income (loss) per
 share--diluted............. $     0.00  $     0.00  $      0.00  $      0.00
                             ==========  ==========  ===========  ===========
Weighted average shares
 outstanding--diluted.......  6,600,000   6,600,000    6,600,000    6,600,000
                             ==========  ==========  ===========  ===========

                         INDEPENDENT AUDITORS' REPORT

  We have audited the accompanying consolidated statement of financial condition of Fechtor, Detwiler, Mitchell & Co. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fechtor, Detwiler, Mitchell & Co. and subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          /s/ Deloitte & Touche LLP

Boston, Massachusetts
March 9, 2000

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


  We have audited the statements of financial condition of Fechtor, Detwiler & Co., Inc. as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements, not separately presented herein, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fechtor, Detwiler & Co., Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP

Boston, Massachusetts
February 10, 1999

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  Information with respect to Directors and Executive Officers of the Company can be found under the heading captioned "Board of Directors and Officers of Fechtor, Detwiler, Mitchell & Co." and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" appearing in the Company's 2000 proxy statement and is incorporated herein by reference.

Item 11. Executive Compensation

  Information with respect to Executive Compensation can be found under the heading captioned "Executive Compensation" appearing in the Company's 2000 proxy statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Information with respect to security ownership may be found under the heading captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's 2000 proxy statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  Information with respect to this item may be found under the heading "Compensation Committee and Insider Participation and Certain Relationships and Related Transactions" appearing in the Company's 2000 proxy statement and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

  (a)(3) The following exhibits are filed herewith:

    3.1  Certificate of Incorporation of the Registrant.(1)

    3.2 Certificate of Amendment of Certificate of Incorporation of the Registrant.(1)

    3.3  By-laws of the Registrant.(1)

    4.1  Shareholder Rights Agreement, dated as of February 21, 1990, between
         Spear Financial Services, Inc. and First Interstate Bank, Ltd., as
         Rights Agent, as amended effective, July 16, 1992.(1)
    4.11 Amendment No. 2 to Shareholder Rights Agreement, dated February 20,
         2000, extending the expiration date of the Shareholder Rights
         Agreement to February 21, 2010.(5)

   10.1  JMC Group, Inc. 1993 Employee Stock Option Plan.(2)(7)

   10.2  JMC Group, Inc. 1993 Employee Stock Option Plan.(3)(7)

   10.3  Employment Agreement with James K. Mitchell dated as of January 1,
         1998.(4)(7)
   10.4  Agreement and Plan of Merger dated June 30, 1999 among Fechtor,
         Detwiler & Co., Inc., JMC Merger, Inc. and JMC Group, Inc.(6)

   10.5  1999 Special Stock Option Plan for Fechtor, Detwiler & Co., Inc. dated
         August 30, 1999 which was assumed by Fechtor, Detwiler, Mitchell & Co.
         after the Merger.(7)

   10.6  2000 Omnibus Equity Incentive Plan adopted by the Board of Directors on February 28, 2000 to be voted on at the Annual Meeting of
         Stockholders on or about May 22, 2000.(7)
   22    Subsidiaries of the Registrant.

   23.1  Consent of Deloitte & Touche LLP.

   23.2  Consent of Arthur Andersen LLP.

   27    Financial Data Schedule.

  (b) No current reports on Form 8-K were filed by the Company during the fourth quarter for the fiscal year ended December 31, 1999.
--------
    (1) Filed as an Exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1993.
    (2) Filed as an Exhibit to the Registrant's Form S-8 Registration Statement No. 33-74842 filed with the SEC on February 7, 1994.
    (3) Filed as an Exhibit to the Registrant's Form S-8 Registration Statement No. 33-74840 filed with the SEC on February 7, 1994.
    (4) Filed as an Exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1997.
    (5) Filed as an Exhibit to the Registrant's Form 8-K dated March 24, 2000.
    (6) Filed as an Exhibit to Registrant's Definitive Proxy Statement dated August 5, 1999.
    (7) Management contract or compensatory plan or arrangement.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              Signature                          Title                   Date
              ---------                          -----                   ----
        /s/ James Mitchell             Chairman, President and      March 30, 2000
______________________________________  Director
            James Mitchell

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 30, 2000.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ James Mitchell             Chairman, President and      March 30, 2000
______________________________________  Director
            James Mitchell
       /s/ Stephen Martino             Chief Financial Officer      March 30, 2000
______________________________________  and Principal Accounting
           Stephen Martino              Officer

         /s/ Edward Baran              Director                     March 30, 2000
______________________________________
             Edward Baran

         /s/ Barton Beek               Director                     March 30, 2000
______________________________________
             Barton Beek

       /s/ Andrew Detwiler             Director                     March 30, 2000
______________________________________
           Andrew Detwiler

       /s/ Richard Fechtor             Chief Executive Officer      March 30, 2000
______________________________________  and Director
           Richard Fechtor

        /s/ Edward Hughes              Chief Operating Officer      March 30, 2000
______________________________________  and Director
            Edward Hughes

        /s/ Frank Jenkins              Director                     March 30, 2000
______________________________________
            Frank Jenkins

         /s/ Robert Sharp              Director                     March 30, 2000
______________________________________
             Robert Sharp