Form 10-Q
period 2000-03-31
FECHTOR DETWILER MITCHELL & CO
filed 2000-05-12
CIK 746425

_______________________________________________________________________
_______________________________________________________________________

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                               OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from          to

                COMMISSION FILE NUMBER:  0-12926

                FECHTOR, DETWILER, MITCHELL & CO.
     (Exact name of registrant as specified in its charter)

            DELAWARE                            95-2627415
      -------------------                  -------------------
        (State or other                      (I.R.S. Employer
        jurisdiction of                    Identification No.)
        incorporation or
         organization)

      225 FRANKLIN STREET
           BOSTON, MA                             02110
      -------------------                  -------------------
          (Address of                           (Zip Code)
      principal executive
            offices)

   REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  617-451-0100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X       No
                                       ------       ------

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of May 11, 2000, the registrant had 12,928,451 shares of common stock, $.01 par value, issued and 12,793,251 shares outstanding.


_______________________________________________________________________
_______________________________________________________________________

                     FECHTOR, DETWILER, MITCHELL & CO.

                            INDEX TO FORM 10-Q


                                                                         PAGE
									 ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statement of Financial Condition at
             March 31, 2000 and December 31, 1999...........................3

         Consolidated Statement of Operations for the three months ended
             March 31, 2000 and 1999........................................4

         Consolidated Statement of Cash Flows for the three months ended
             March 31, 2000 and 1999........................................5

         Notes to Consolidated Financial Statements.........................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................8

PART II. - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..................................10

SIGNATURES.................................................................11

                                2 of 11

PART I.   FINANCIAL INFORMATION

                   FECHTOR, DETWILER, MITCHELL & CO.

             CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                  MARCH 31,     DECEMBER 31,
                                                     2000           1999
                                                  ------------  ------------
                                                          (unaudited)

                  ASSETS
Cash and cash equivalents                         $   581,459   $ 1,272,826
Deposits with clearing organizations                  412,182       352,831
Receivables from brokers, dealers and clearing
  organizations                                     1,027,258     1,019,614
Due from customers                                 13,769,964    11,958,104
Securities borrowed                                 1,438,600        71,200
Non-marketable securities, at fair value              815,135     1,000,000
Fixed assets, net                                     517,578       461,467
Intangible assets                                     127,885       129,385
Other assets                                        1,524,692     1,576,928
                                                  ------------  ------------
    Total Assets                                  $20,214,753   $17,842,355
                                                  ============  ============
   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Notes payable                                   $ 2,000,000   $ 3,000,000
  Due to customers                                  7,084,467     4,218,969
  Accounts payable and accrued liabilities          2,620,604     2,278,473
                                                  ------------  ------------
     Total Liabilities                             11,705,071     9,497,442
                                                  ------------  ------------

Contingencies

Stockholders' Equity:
 Preferred stock, no par value; 5,000,000
   shares authorized; none issued                           -             -
 Common stock, $.01 par value; 20,000,000
   shares authorized; 12,916,451 shares
   outstanding and 12,781,251 shares issued           129,165       129,165
 Paid-in-capital                                    7,103,286     7,103,286
 Retained earnings                                  1,414,310     1,249,541
 Treasury stock, at cost; 135,200 shares             (137,079)     (137,079)
                                                  ------------  ------------
      Total Stockholders' Equity                    8,509,682     8,344,913
                                                  ------------  ------------
      Total Liabilities and Stockholders'
        Equity                                    $20,214,753   $17,842,355
                                                  ============  ============

        See accompanying Notes to Consolidated Financial Statements.


                                3 of 11

                   FECHTOR, DETWILER, MITCHELL & CO.

                 CONSOLIDATED STATEMENT OF OPERATIONS



                                            THREE MONTHS ENDED MARCH 31,
                                            ----------------------------
                                                2000            1999
                                            ------------    ------------
                                                     (unaudited)
REVENUES

  Commissions                               $ 2,976,869     $ 1,784,484
  Principal transactions                      2,008,782       1,673,289
  Investment banking                            525,419          86,750
  Interest                                      276,866         149,710
  Other                                         137,583          72,652
                                            ------------    ------------
    Total revenues                            5,925,519       3,766,885
                                            ------------    ------------

EXPENSES
  Compensation and benefits                   3,602,586       2,405,303
  General and administrative                    742,586         311,265
  Floor brokerage, clearing and commissions     443,472         423,635
  Occupancy, communications and systems         270,272         282,606
  Interest                                       90,489          48,040
  Amortization of intangibles                     1,500               -
  Write-down of non-marketable securities       500,000               -
  Settlement and merger costs                         -               -
                                            ------------    ------------
    Total expenses                            5,650,905       3,470,849
                                            ------------    ------------

    Income before income taxes                  274,614         296,036
Income tax expense                             (109,845)       (133,216)
                                            ------------    ------------
    Net income                              $   164,769     $   162,820
                                            ============    ============

Net Income Per Share:
    Basic                                   $      0.01     $      0.02
                                            ============    ============
    Diluted                                 $      0.01     $      0.02
                                            ============    ============

Weighted Average Shares Outstanding:
    Basic                                    12,781,251       6,600,000
                                            ============    ============
    Diluted                                  13,074,778       6,600,000
                                            ============    ============


      See accompanying Notes to Consolidated Financial Statements.

                               4 of 11

               FECHTOR, DETWILER, MITCHELL & CO.

              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                    2000             1999
                                                -------------   ------------
                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                     $    164,769    $   162,820
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                      43,377         19,734
   Amortization of intangibles                         1,500              -
   Write-down of non-marketable securities           500,000              -
 Changes in:
   Deposits with clearing organizations              (59,351)             -
   Receivables from brokers, dealers and
     clearing organizations                           (7,644)       (79,367)
   Due from customers                             (1,811,860)      (238,741)
   Securities borrowed                            (1,367,400)       629,350
   Other assets                                       52,236         20,614
   Due to customers                                2,865,498       (325,842)
   Accounts payable and accrued liabilities          342,131         99,157
                                                -------------   ------------
     Net cash provided by operating activities       723,256        287,725
                                                -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in non-marketable securities              (315,135)             -
 Capital expenditures                                (99,488)       (19,788)
                                                -------------   ------------
     Net cash used in investing activities          (414,623)       (19,788)
                                                -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in notes payable             (1,000,000)       200,000
                                                -------------   ------------

     Net cash provided by (used in)
       financing activities                       (1,000,000)       200,000
                                                -------------   ------------

     Net increase (decrease) in cash                (691,367)       467,937

Cash at beginning of period                        1,272,826      1,041,570
                                                -------------   ------------

Cash at end of period                           $    581,459    $   573,633
                                                =============   ============

CASH PAYMENTS:
 Interest                                       $     90,489    $    48,040
 Income taxes                                   $      2,500    $     8,666

       See accompanying Notes to Consolidated Financial Statements.


                                 5 of 11

              FECHTOR, DETWILER, MITCHELL & CO.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

     On August 30, 1999, effective September 1, 1999 for accounting purposes, Fechtor, Detwiler & Co., Inc. ("Fechtor Detwiler") sold its operations to JMC Group, Inc. ("JMCG") and JMCG became the surviving corporation (the "Merger"). Subsequently, JMCG was renamed Fechtor, Detwiler, Mitchell & Co. (the "Company") and its NASDAQ trading symbol was changed to FEDM. The former shareholders of Fechtor Detwiler received 6,600,000 common shares of JMCG representing 52% of the then outstanding common shares at the Merger date. The shareholder's of JMCG converted 6,166,451 shares to an equal number of shares of the Company.

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


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation-The unaudited financial statements of Fechtor, Detwiler, Mitchell & Co. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and Generally Accepted Accounting Principles.
These financial statements should be read in conjunction with the annual report of the Company filed on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the financial statements of the Company at March 31, 2000 and for the three month periods ended March 31, 2000 and 1999, respectively.

     Principles of Consolidation-The consolidated financial statements of Fechtor, Detwiler, Mitchell & Co. include the accounts of its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

     Net Capital Requirements-Certain subsidiaries of the Company are subject to broker-dealer net capital requirements. At
March 31, 2000, each broker-dealer subsidiary was in compliance with its net capital requirement.

     Use of Estimates-The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the accompanying financial statements. Actual results could vary from the estimates that were used.

                             6 of 11

                FECHTOR, DETWILER, MITCHELL & CO.

NOTE 3. EARNINGS PER SHARE

     Basic and diluted net income per share and weighted average shares outstanding follows:


                                        THREE MONTHS ENDED MARCH 31,
                                        ----------------------------
                                             2000           1999
                                        -------------  -------------
      Net income                        $    164,769   $    162,820
                                        =============  =============

      Net income per share:
        Basic                           $       0.01   $       0.02
                                        =============  =============
        Diluted                         $       0.01   $       0.02
                                        =============  =============
      Weighted average shares
        outstanding:
        Basic                             12,781,251      6,600,000
          Incremental shares assumed
           outstanding from exercise of
           stock options                     293,527              -
                                        -------------  -------------
        Diluted                           13,074,778      6,600,000
                                        =============  =============



NOTE 4. SUBSEQUENT EVENT

    On May 9, 2000, the Company obtained a May 1, 2000 Securities and Exchange Commission filing of OptiMark Technologies, Inc. ("OptiMark") which disclosed information questioning OptiMark's ability to continue as a going concern. The Company obtained this information subsequent to its earnings release of May 8, 2000 but prior to completion of this quarterly report. Accordingly, the Company wrote down its investment in OptiMark by $500,000, or 50%, representing a net adjustment of $300,000 after income tax benefit.

NOTE 5. CONTINGENCIES

     The Company from time to time is subject to legal proceedings and claims which arise in the ordinary course of its business. Management believes that resolution of these matters will not have a material adverse effect on the Company's results of operations or financial condition.



                           7 of 11

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

GENERAL

     On August 30, 1999, effective September 1, 1999 for accounting purposes, Fechtor, Detwiler & Co., Inc. ("Fechtor Detwiler") sold its operations to JMC Group, Inc. ("JMCG") and JMCG became the surviving corporation (the "Merger"). Subsequently, JMCG was renamed Fechtor, Detwiler, Mitchell & Co. (the "Company") and its NASDAQ trading symbol was changed to FEDM. The former shareholders of Fechtor Detwiler received 6,600,000 common shares of JMCG representing 52% of the then outstanding common shares at the Merger date. The shareholder's of JMCG converted 6,166,451 shares to an equal number of shares of the Company.

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

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

     Net income of $165,000, $0.01 per share - basic and diluted, for the three months ended March 31, 2000 compared to net income of $163,000, $0.02 per share - basic and diluted, for the three
months ended March 31, 1999.   Results for 1999 represent solely
Fechtor, Detwiler & Co., Inc., the investment banking and brokerage company.

     Income before taxes, before the write-down of the non-marketable securities, was $774,000 for the first quarter of 2000 compared to $296,000 for the first quarter of 1999.

     Revenues for the first quarter of 2000 were $5,926,000, an increase of $2,159,000 or 57%, compared to $3,767,000 for the comparable quarter of 1999. The increase in revenues primarily results from higher transaction volumes in the first quarter of 2000. Additionally, Fechtor, Detwiler & Co., Inc., the broker-dealer subsidiary of the Firm, completed a $7,000,000 private placement for an Internet marketing company and participated in three smaller secondary financings for technology firms.

     Compensation and benefits expense of $3,603,000 for the three months ended March 31, 2000 increased $1,197,000 compared to the same quarter last year due to higher commissions paid associated with higher transaction revenues and expenses of James Mitchell & Co.

     General and administrative expense of $743,000 for the three months ended March 31, 2000 increased $431,000 compared to the same quarter last year due primarily to the establishment of certain operating reserves and expenses of James Mitchell & Co.

     Interest expense of $90,000 for the three months ended March 31, 2000 increased $42,000 from the same quarter last year due to higher average notes payable balances and interest rates.

                         8 of 11

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    On May 9, 2000, the Company obtained a May 1, 2000 Securities and Exchange Commission filing of OptiMark Technologies, Inc. ("OptiMark") which disclosed information questioning OptiMark's ability to continue as a going concern. The Company obtained this information subsequent to its earnings release of May 8, 2000 but prior to completion of this quarterly report. Accordingly, the Company wrote down its investment in OptiMark by $500,000, or 50%, representing a net adjustment of $300,000 after income tax benefit.

CAPITAL RESOURCES AND LIQUIDITY

     The Company finances its activities primarily from cash generated by operations and borrowings from its lines of credit. At March 31, 2000, the Company's assets of $20 million primarily consisted of cash or assets readily convertible into cash, principally margin loans due from customers.

     Cash and cash equivalents at March 31, 2000 of $581,000 decreased $691,000 from December 31, 1999. The decrease in cash reflects the repayment of $1,000,000 of notes payable at March
31, 2000.

     Fechtor Detwiler has two available lines of credit totaling $20,000,000 with $2,000,000 outstanding at March 31, 2000.
During April 2000, the lines of credit were paid-off as a result of lower customer margin account balances outstanding subsequent to March 31, 2000.

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

                        9 of 11

PART II.  OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

          a.)  Exhibits.

               The following exhibit is filed herewith:

                27  Financial Data Schedule.

          b.)  Reports on Form 8-K.

                On March 4, 2000, the Company filed a report on Form 8-K regarding the amendment of its Shareholder's Rights Plan on February 20, 2000 extending the expiration date of the plan to February 21, 2010.



                             10 of 11

                           SIGNATURES


     Pursuant to the requirements of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     SIGNATURE                  TITLE                             DATE
     ---------                  -----                             ----

/s/ JAMES K. MITCHELL    Chairman and President               May 12, 2000
----------------------
  JAMES K. MITCHELL


/s/ STEPHEN D. MARTINO       Chief Financial Officer          May 12, 2000
----------------------   and Principal Accounting Officer
  STEPHEN D. MARTINO




                                11 of 11