Form 10-Q
period 2000-06-30
FECHTOR DETWILER MITCHELL & CO
filed 2000-07-28
CIK 746425

__________________________________________________________________
__________________________________________________________________

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                               OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM          TO

                COMMISSION FILE NUMBER:  0-12926

                FECHTOR, DETWILER, MITCHELL & CO.
     (Exact name of registrant as specified in its charter)

            DELAWARE                            95-2627415
        -----------------                  -------------------
        (State or other                      (I.R.S. Employer
        jurisdiction of                    Identification No.)
        incorporation or
         organization)

      225 FRANKLIN STREET                         02110
           BOSTON, MA
      -------------------                  --------------------
          (Address of                           (Zip Code)
      principal executive
            offices)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  617-451-0100

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     X       No
                                       ---------      ---------
              APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of July 28, 2000, the registrant had 11,388,251 shares of common stock, $.01 par value, issued and outstanding.

___________________________________________________________________
___________________________________________________________________

                FECHTOR, DETWILER, MITCHELL & CO.

                       INDEX TO FORM 10-Q


                                                             PAGE
										 ----

PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

             Consolidated Statement of Financial Condition
               at June 30, 2000 and December 31, 1999.........3

             Consolidated Statement of Operations for the
               three and six month periods ended
               June 30, 2000 and 1999.........................4

             Consolidated Statement of Cash Flows for the
               three and six month periods ended
               June 30, 2000 and 1999.........................5

             Notes to Consolidated Financial Statements.......6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............8

Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk......................................10


PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings..................................11

Item 4.   Submission of Matters to Vote of Security
            Holders..........................................11

Item 6.   Exhibits and Reports on Form 8-K...................11

Signatures...................................................12

                        2 of 12

                 PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               FECHTOR, DETWILER, MITCHELL & CO.

         CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                             June 30,    December 31,
                                               2000          1999
                                           ------------  ------------
                                                  (unaudited)
                  ASSETS
Cash and cash equivalents                  $   856,228   $ 1,272,826
Deposits with clearing organizations           428,047       352,831
Receivables from brokers, dealers and
  clearing organizations                         1,857     1,019,614
Due from customers                           6,649,586    11,958,104
Securities borrowed                          3,214,800        71,200
Non-marketable securities, at fair value       932,135     1,000,000
Fixed assets, net                              491,597       461,467
Intangible assets                              126,385       129,385
Other assets                                 1,134,075     1,576,928
                                           ------------  ------------
        Total Assets                       $13,834,710   $17,842,355
                                           ============  ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Notes payable                          $   700,000   $ 3,000,000
    Due to customers                         4,154,759     4,218,969
    Accounts payable and accrued
      liabilities                            1,644,947     2,278,473
                                           ------------  ------------
        Total Liabilities                    6,499,706     9,497,442
                                           ------------  ------------

Contingencies

Stockholders' Equity:
  Preferred stock, no par value; 5,000,000
    shares authorized; none issued                   -             -
  Common stock, $.01 par value; 20,000,000
    shares authorized; 11,388,251 shares
    and 12,916,451 shares issued and
    outstanding                                113,883       129,165
 Paid-in-capital                             5,592,427     7,103,286
 Retained earnings                           1,628,694     1,249,541
 Treasury stock, at cost                             -      (137,079)
                                           ------------  ------------
     Total Stockholders' Equity              7,335,004     8,344,913
                                           ------------  ------------
     Total Liabilities and Stockholders'
       Equity                              $13,834,710   $17,842,355
                                           ============  ============


    See Accompanying Notes to Consolidated Financial Statements.

                               3 of 12

                         FECHTOR, DETWILER, MITCHELL & CO.

                        CONSOLIDATED STATEMENT OF OPERATIONS



                                 FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                    ENDED JUNE 30,               ENDED JUNE 30,
                             ---------------------------   --------------------------
                                2000          1999            2000           1999
                             ------------- -------------   ------------  ------------
                                                     (unaudited)

REVENUES
 Commissions                  $ 2,716,230   $ 1,998,533    $ 5,693,099   $ 3,783,016
 Principal transactions         1,158,663     1,682,362      3,167,445     3,355,651
 Investment banking               173,923        94,250        699,342       181,000
 Gain on sale of investment
   securities                      83,050             -         83,050             -
 Interest                         239,846       239,570        516,712       389,279
 Other                            113,552        85,274        251,135       157,928
                             ------------- -------------   ------------  ------------
  Total revenues                4,485,264     4,099,989     10,410,783     7,866,874
                             ------------- -------------   ------------  ------------

EXPENSES
 Compensation and benefits      2,552,492     2,109,632      6,155,078     4,514,935
 General and administrative       569,323       464,205      1,311,827       775,469
 Floor brokerage, clearing
   and commissions                548,687       444,797        992,159       868,432
 Occupancy, communications
   and systems                    285,406       282,422        555,678       565,028
 Interest                          79,864        95,965        170,353       144,006
 Amortization of intangibles        1,500             -          3,000             -
 Write-down of non-marketable
   securities                           -             -        500,000             -
 Settlement and merger costs            -       393,815              -       393,815
                             ------------- -------------   ------------  ------------
  Total expenses                4,037,272     3,790,836      9,688,095     7,261,685
                             ------------- -------------   ------------  ------------
 Income before income taxes       447,992       309,153        722,688       605,189
   Income tax expense            (233,691)     (131,783)      (343,536)     (264,999)
 Net income                   $   214,301   $   177,370    $   379,152   $   340,190
                             ============= =============   ============  ============
 NET INCOME PER SHARE:
   Basic                      $      0.02   $      0.03    $      0.03   $      0.05
                             ============= =============   ============  ============
   Diluted                    $      0.02   $      0.03    $      0.03   $      0.05
                             ============= =============   ============  ============


 WEIGHTED AVERAGE SHARES
  OUTSTANDING:
   Basic                       12,322,473     6,600,000     12,551,862     6,600,000
                             ============= =============   ============  ============
   Diluted                     12,322,473     6,600,000     12,617,062     6,600,000
                             ============= =============   ============  ============

                   See Accompanying Notes to Consolidated Financial Statements.

			            4 of 12

              FECHTOR, DETWILER, MITCHELL & CO.

             CONSOLIDATED STATEMENT OF CASH FLOWS


                                             FOR THE SIX MONTHS ENDED JUNE 30,
                                             ---------------------------------
                                                   2000              1999
                                             ---------------   ---------------
                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                  $      379,152    $      340,190
 Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                   112,376            43,218
    Amortization of intangibles                       3,000                 -
    Write-down of non-marketable securities         500,000                 -
 Changes in:
    Deposits with clearing organizations            (75,216)                -
    Receivables from brokers, dealers
      and clearing organizations                  1,017,757          (798,512)
    Due from customers                            5,308,518        (5,905,982)
    Securities borrowed                          (3,143,600)          476,750
    Other assets                                    442,853           298,567
    Due to customers                                (64,210)         (478,936)
    Accounts payable and accrued liabilities       (633,526)          (56,637)
                                             ---------------   ---------------
    Net cash provided by (used in) operating
      activities                                  3,847,104        (6,081,342)
                                             ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment securities                                    -          (276,873)
 Increase in non-marketable securities             (432,135)                -
 Capital expenditures                              (142,505)          (36,936)
                                             ---------------   ---------------
     Net cash used in investing activities         (574,640)         (313,809)
                                             ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in notes payable            (2,300,000)        5,867,995
 Proceeds from exercise of common stock
   options                                           15,000                 -
 Purchase and retirement of treasury stock       (1,404,062)                -
                                             ---------------   ---------------
     Net cash provided by (used in)
       financing activities                      (3,689,062)        5,867,995
                                             ---------------   ---------------
     Net decrease in cash                          (416,598)         (527,156)

Cash at beginning of period                       1,272,826           573,633
                                             ---------------   ---------------
Cash at end of period                        $      856,228    $       46,477
                                             ===============   ===============
CASH PAYMENTS:
 Interest                                    $      170,353    $      144,006
                                             ===============   ===============
 Income taxes                                $        2,500    $       20,817
                                             ===============   ===============

         See Accompanying Notes to Consolidated Financial Statements.
                              5 of 12

                FECHTOR, DETWILER, MITCHELL & CO.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION


     On August 30, 1999, effective September 1, 1999 for accounting purposes, Fechtor, Detwiler & Co., Inc. (Fechtor Detwiler) sold its operations to JMC Group, Inc. ("JMCG") and JMCG became the surviving corporation (the "Merger"). Subsequently, JMCG was renamed Fechtor, Detwiler, Mitchell & Co. (the "Company") and its NASDAQ trading symbol was changed to FEDM. The former shareholders of Fechtor Detwiler received 6,600,000 common shares of JMCG representing 52% of the then outstanding common shares at the Merger date. The shareholder's of JMCG converted 6,166,451 common shares to an equal number of shares of the Company.

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

     Consequently, the presentation of the Company's consolidated financial statements prior to September 1, 1999 reflects the financial statements of Fechtor Detwiler. In addition, for periods prior to September 1, 1999, stockholders' equity of Fechtor Detwiler were restated to reflect the 6,600,000 common shares received by Fechtor Detwiler.

     Fechtor, Detwiler, Mitchell & Co. is the holding company for its two operating subsidiaries; Fechtor, Detwiler & Co., Inc., an investment banking and brokerage firm headquartered in Boston, Massachusetts and James Mitchell & Co., a financial services company located in San Diego, California.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation-The unaudited financial statements of Fechtor, Detwiler, Mitchell & Co. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and Generally Accepted Accounting Principles. These financial statements should be read in conjunction with the annual report of the Company filed on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the financial statements of the Company at June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999, respectively.

     Principles of Consolidation-The consolidated financial statements of Fechtor, Detwiler, Mitchell & Co. include the accounts of its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

     Net Capital Requirements- Three subsidiaries of the Company are subject to net capital requirements for broker-dealers. At
June 30, 2000, each subsidiary was in compliance with its net capital requirement.

     Use of Estimates-The preparation of the Company's financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect amounts reported in the accompanying financial statements. Actual results could vary from the estimates that were used.

                           6 of 12

                FECHTOR, DETWILER, MITCHELL & CO.

NOTE 3. EARNINGS PER SHARE

     Basic and diluted net income per share and weighted average shares outstanding follows:


                           FOR THE THREE MONTHS         FOR THE SIX MONTHS
                              ENDED JUNE 30,               ENDED JUNE 30,
                         -------------------------   -------------------------
                             2000          1999           2000          1999
                         ------------ ------------   ------------  -----------
Net income               $   214,301  $   177,370    $   379,152   $  340,190
                         ============ ============   ============  ===========
Net income per share:
  Basic                  $      0.02  $      0.03    $      0.03   $     0.05
                         ============ ============   ============  ===========
  Diluted                $      0.02  $      0.03    $      0.03   $     0.05
                         ============ ============   ============  ===========
Weighted average shares
 outstanding:
  Basic                   12,322,473    6,600,000     12,551,862    6,600,000
   Incremental shares
     assumed outstanding
     from exercise of
     stock options                 -            -         65,200            -
                         ------------ ------------   ------------  -----------
  Diluted                 12,322,473    6,600,000     12,617,062    6,600,000
                         ============ ============   ============  ===========


NOTE 4. CONTINGENCIES

     The Company from time to time is subject to legal proceedings and claims which arise in the ordinary course of its business. Management believes that resolution of these matters will not have a material adverse effect on the Company's results of operations or financial condition.
                                  7 of 12

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

GENERAL

     On August 30, 1999, effective September 1, 1999 for accounting purposes, Fechtor, Detwiler & Co., Inc. ("Fechtor Detwiler") sold its operations to JMC Group, Inc. ("JMCG") and JMCG became the surviving corporation (the "Merger"). Subsequently, JMCG was renamed Fechtor, Detwiler, Mitchell & Co. (the "Company") and its NASDAQ trading symbol was changed to FEDM. The former shareholders of Fechtor Detwiler received 6,600,000 common shares of JMCG representing 52% of the then outstanding common shares at the Merger date. The shareholder's of JMCG converted 6,166,451 common shares to an equal number of shares of the Company.

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

     Consequently, the presentation of the Company's consolidated financial statements prior to September 1, 1999 reflects the financial statements of Fechtor Detwiler. In addition, for periods prior to September 1, 1999, stockholders' equity of Fechtor Detwiler were restated to reflect the 6,600,000 common shares received by Fechtor Detwiler.

     Fechtor, Detwiler, Mitchell & Co. is the holding company for its two operating subsidiaries; Fechtor, Detwiler & Co., Inc., an investment banking and brokerage firm headquartered in Boston, Massachusetts and James Mitchell & Co., a financial services company located in San Diego, California.


STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000
COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

     Net income of $214,000, $0.02 per share - basic and diluted on 12.3 million shares outstanding, for the three months ended June 30, 2000 compared to net income of $177,000, $0.03 per share
- basic and diluted on 6.6 million shares outstanding, for the three months ended June 30, 1999. Results for 1999 represent solely Fechtor, Detwiler & Co., Inc., the investment banking and brokerage company.

     Revenues for the second quarter of 2000 were $4,485,000, an increase of $385,000 or 9%, compared to $4,100,000 for the second quarter of 1999. The increase primarily results from revenues of James Mitchell & Co.

     Compensation and benefits expense of $2,552,000 for the three months ended June 30, 2000 increased $443,000 compared to the same quarter last year due to higher commission payments at Fechtor, Detwiler & Co., Inc. and expenses of James Mitchell & Co.

     General and administrative expense of $569,000 for the three months ended June 30, 2000 increased $105,000 compared to the same quarter last year due to the establishment of certain operating reserves and expenses of James Mitchell & Co.

     Interest expense of $80,000 for the three months ended June
30, 2000 decreased $16,000 compared to the same quarter last year due to lower average notes payable balances partially offset by higher interest rates.

                                8 of 12

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000
COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

     Net income of $379,000, $0.03 per share - basic and diluted on 12.6 million shares outstanding, for the six months ended June 30, 2000 compared to net income of $340,000, $0.05 per share - basic and diluted on 6.6 million shares outstanding, for the six months ended June 30, 1999. Results for 1999 represent solely Fechtor, Detwiler & Co., Inc., the investment banking and brokerage company.

     Income before income taxes, before the write-down of non-marketable securities and settlement and merger costs, was $1,223,000 for the six months ended June 30, 2000 compared to $999,000 for the same period last year.

     Revenues for the six months ended June 30, 2000 were $10,411,000, an increase of $2,544,000 or 32%, compared to
$7,867,000 for the same period last year. The increase results from higher transaction volumes in the first quarter of 2000 and revenues of James Mitchell & Co.

     Compensation and benefits expense of $6,155,000 for the six months ended June 30, 2000 increased $1,640,000 compared to the same period last year due to commissions paid on higher transaction volumes and expenses of James Mitchell & Co.

     General and administrative expense of $1,312,000 for the six months ended June 30, 2000 increased $537,000 compared to the same period last year due primarily to the establishment of certain operating reserves and expenses of James Mitchell & Co.

     Interest expense of $170,000 for the six months ended June
30, 2000 increased $26,000 from the same period last year due to higher average notes payable balances and interest rates.

     On May 9, 2000, the Company obtained a May 1, 2000 Securities and Exchange Commission filing of OptiMark Technologies, Inc. ("OptiMark") which disclosed information questioning OptiMark's ability to continue as a going concern. Accordingly, the Company wrote down its investment in OptiMark in the first quarter of 2000 by $500,000, or 50%, representing a net adjustment of $300,000 after income tax benefit.


CAPITAL RESOURCES AND LIQUIDITY

     The Company finances its activities primarily from cash generated by operations and borrowings from its lines of credit. At June 30, 2000, the Company's assets primarily consisted of cash or assets readily convertible into cash, principally margin loans due from customers and securities borrowed.

     Cash and cash equivalents at June 30, 2000 of $856,000 decreased $417,000 from December 31, 1999. The decrease in cash primarily results from the increase in non-marketable securities.

     Fechtor Detwiler has two available lines of credit totaling
$15,000,000 with $700,000 outstanding at June 30, 2000.  During
2000, notes payable were reduced by $2,300,000 using proceeds from reductions in customer margin accounts.

     On May 29, 2000, 1,400,000 common shares were repurchased from the former Chief Executive Officer of the Company. In June
2000, the Company retired all shares held in treasury.

                          9 of 12

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has not been a party to derivative financial instruments or derivative commodity instruments at or during the six month period ended June 30, 2000. The Companies only significant financial instruments (as defined by Financial Accounting Standards Board Statement No. 107) are its line of credit borrowings which are discussed in Note 6 of the December 31, 1999 consolidated financial statements of the Company.

                         10 of 12

                   PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     The Company's subsidiary, JMC Investment Services, Inc. ("JMCI") was a defendant in an NASD arbitration regarding sales of certain investments in 1992 by Spear Rees & Co. (predecessor to JMCI). All claims against JMCI were denied in full by the NASD arbitration panel on May 25, 2000.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     a.)  The Annual Meeting of Stockholders of Fechtor,
          Detwiler, Mitchell & Co. ("the Company") was held on
          May 22, 2000.

     b.) The following matters were submitted to a vote of the Stockholders of the Company.

          1. Approval of the Fechtor, Detwiler, Mitchell & Co.
             2000 Omnibus Equity Incentive Plan:

               Votes For:      8,634,892
               Votes Against:    312,116
               Abstain:            5,206
               Non-votes:      3,096,793

          2. Electing two directors, Edward Baran and Edward
             Hughes to serve for three years or until a successor shall be elected:

               Votes For:     11,712,494
               Withheld:         336,513

          3. Ratification of the selection of Deloitte & Touche
             LLP as independent auditors for 1999:

               Votes For:     12,011,801
               Votes Against:     36,200
               Abstain:            1,006

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     a.)  Exhibits.

          The following Exhibit is filed herewith:

          27   Financial Data Schedule.

     b.)  Reports on Form 8-K.

               On June 13, 2000, the Company filed a report on Form 8-K regarding its May 22, 2000 announcement that Richard Fechtor retired as Chief Executive Officer and as a member of the Board of Directors of the Company. The announcement also reported that James Mitchell was named as Chief Executive Officer and Andrew Detwiler was named President of the Company. Robert Detwiler was also appointed by the Board of Directors to fill the vacancy on the Board resulting from Richard Fechtor's retirement. The Company also announced the repurchase of 1,400,000 common shares from Mr. Fechtor at a price of $1.00 per share, which was completed on May 29, 2000.

                              11 of 12

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         /s/ Fechtor, Detwiler, Mitchell & Co.
                         -------------------------------------
                         Registrant

Date:  July 28, 2000

        SIGNATURE
        ---------

/s/ JAMES K. MITCHELL
---------------------------
JAMES K. MITCHELL
Chairman and President

/s/ STEPHEN D. MARTINO
---------------------------
STEPHEN D. MARTINO
Chief Financial Officer and
Principal Accounting Officer







                              12 of 12