Form 10-Q
period 2000-09-30
FECHTOR DETWILER MITCHELL & CO
filed 2000-10-27
CIK 746425

_________________________________________________________________
_________________________________________________________________

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

(X)        QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                               OR

( )      TRANSITION REPORT UNDER SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM          TO

                COMMISSION FILE NUMBER:  0-12926

                FECHTOR, DETWILER, MITCHELL & CO.
     (Exact name of registrant as specified in its charter)

            DELAWARE                            95-2627415
       ------------------                  -------------------
        (State or other                      (I.R.S. Employer
        jurisdiction of                    Identification No.)
        incorporation or
         organization)

      225 FRANKLIN STREET                         02110
           BOSTON, MA
      -------------------                  -------------------
          (Address of                           (Zip Code)
      principal executive
            offices)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  617-451-0100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes       X       No
                                       -----------       ----------

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of October 23, 2000, the registrant had 10,388,251 shares of common stock, $0.01 par value, issued and outstanding.


_________________________________________________________________
_________________________________________________________________

                FECHTOR, DETWILER, MITCHELL & CO.

                       INDEX TO FORM 10-Q


                                                                    PAGE
                                                                    ----

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statement of Financial Condition at
             September 30, 2000 and December 31, 1999................3

        Consolidated Statement of Operations for the three and
          nine month periods ended September 30, 2000 and 1999.......4

        Consolidated Statement of Cash Flows for the three and
          nine month periods ended September 30, 2000 and 1999.......5

        Notes to Consolidated Financial Statements...................6


Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations..............9

Item 3. Quantitative and Qualitative Disclosures About Market Risk..12


PART II. - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K............................13

SIGNATURES..........................................................14


                       2 of 14

                 PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               FECHTOR, DETWILER, MITCHELL & CO.

         CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                            SEPTEMBER 30,    DECEMBER 31,
                                                 2000          1999
                                            -------------   -------------
                                                     (unaudited)
                  ASSETS

Cash and cash equivalents                   $   2,542,113   $  1,272,826
Deposits with clearing organizations              412,297        352,831
Receivables from brokers, dealers and
  clearing organizations                           24,854      1,019,614
Due from customers                              6,784,339     11,958,104
Securities borrowed                             4,837,800         71,200
Non-marketable investments, at fair value         607,135      1,000,000
Fixed assets, net                                 448,818        461,467
Intangible assets                                 124,885        129,385
Other assets                                      991,024      1,576,928
                                            -------------   -------------

     Total Assets                           $  16,773,265   $ 17,842,355
                                            =============   =============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Notes payable                             $           -   $  3,000,000
  Payables to brokers, dealers and clearing
    organizations                                 682,585         10,695
  Due to customers                              7,813,123      4,208,274
  Accounts payable and accrued liabilities      1,795,731      2,278,473
                                            -------------   -------------
     Total Liabilities                         10,291,439      9,497,442
                                            -------------   -------------
Contingencies

Stockholders' Equity:
 Preferred stock, no par value; 5,000,000
   shares authorized; none issued                       -              -

 Common stock, $0.01 par value; 20,000,000
   shares authorized; 10,388,251
   shares outstanding at September 30, 2000
   and 12,916,451 shares issued and
   12,781,251 shares outstanding at
   December 31,1999                               103,883        129,165
 Paid-in-capital                                4,597,927      7,103,286
 Retained earnings                              1,780,016      1,249,541
 Treasury stock, at cost                                -       (137,079)
                                            -------------   -------------
     Total Stockholders' Equity                 6,481,826      8,344,913
                                            -------------   -------------
     Total Liabilities and Stockholders'
       Equity                               $  16,773,265   $ 17,842,355
                                            =============   =============

       See Accompanying Notes to Consolidated Financial Statements.

                                  3 of 14

                                             FECHTOR, DETWILER, MITCHELL & CO.

                                         CONSOLIDATED STATEMENT OF OPERATIONS

                                                 FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                             -----------------------------   -----------------------------
                                                  2000             1999            2000            1999
                                             -------------   -------------   -------------   -------------
                                                                      (unaudited)



REVENUES
 Commissions                                 $  2,740,942    $  1,780,201    $  8,434,041    $  5,563,217
 Principal transactions                         1,389,224         834,917       4,556,669       4,190,568
 Investment banking                                44,420          61,747         743,762         242,747
 Gain on sale of investments                       30,615               -         113,665               -
 Interest                                         205,918         252,641         722,630         641,921
 Other                                            111,386          84,890         362,521         242,817
                                             -------------   -------------   -------------   -------------
  Total revenues                                4,522,505       3,014,396      14,933,288      10,881,270
                                             -------------   -------------   -------------   -------------

EXPENSES
 Compensation and benefits                      2,723,358       2,514,149       8,878,436       7,029,084
 General and administrative                       381,069         376,228       1,692,996       1,151,697
 Floor brokerage, clearing and commissions        586,577         289,049       1,578,736       1,157,481
 Occupancy, communications and systems            290,438         284,463         846,116         849,491
 Interest                                          37,191         151,021         207,544         295,027
 Amortization of intangibles                        1,500           1,765           4,500           1,765
 Write-down of non-marketable investments         250,000               -         750,000               -
 Settlement and merger costs                            -       1,495,199               -       1,889,014
                                             -------------   -------------   -------------   -------------
  Total expenses                                4,270,133       5,111,874      13,958,328      12,373,559
                                             -------------   -------------   -------------   -------------
 Income (loss) before income taxes                252,372      (2,097,478)        974,960      (1,492,289)

  Income tax (expense) benefit                   (100,949)        708,126        (444,485)        443,127
                                             -------------   -------------   -------------   -------------
 NET INCOME (LOSS)                           $    151,423    $ (1,389,352)   $    530,475    $ (1,049,162)
                                             =============   =============   =============   =============


 NET INCOME (LOSS) PER SHARE:
  Basic                                      $        0.01   $      (0.16)   $       0.04    $      (0.14)
                                             ==============  =============   =============   =============
  Diluted                                    $        0.01   $      (0.16)   $       0.04    $      (0.14)
                                             ==============  =============   =============   =============

 WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                         10,893,498      8,705,484      11,999,074       7,301,828
                                             ==============  =============   =============   =============
  Diluted                                      10,902,826       8,705,484      12,138,024       7,301,828
                                             ==============  =============   =============   =============


                       See Accompanying Notes to Consolidated Financial Statements.

                                              4 of 14

                                         FECHTOR, DETWILER, MITCHELL & CO.

                                       CONSOLIDATED STATEMENT OF CASH FLOWS



                                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                               ---------------------------------------
                                                                       2000                  1999
                                                               ------------------    -----------------
                                                                              (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $         530,475     $     (1,049,160)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                      167,493               68,998
      Amortization of intangibles                                          4,500                1,765
      Write-down of non-marketable investments                           750,000                    -
      Non-cash compensation expense                                            -              850,000
  Changes in:
      Deposits with clearing organizations                               (59,466)                   -
      Receivables from brokers, dealers and clearing
        organizations                                                    994,760             (134,216)
      Due from customers                                               5,173,765           (3,304,230)
      Securities borrowed                                             (4,766,600)            (247,850)
      Other assets                                                       585,904             (262,687)
      Payables to brokers, dealers and clearing organizations            671,890                    -
      Due to customers                                                 3,604,849            1,897,744
      Accounts payable and accrued liabilities                          (482,742)           1,023,920
                                                               ------------------    -----------------
        Net cash provided by (used in) operating activities            7,174,828           (1,155,716)
                                                               ------------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired from merger                                                    -            4,238,809
  Investment securities                                                        -             (271,869)
  Increase in non-marketable investments                                (357,135)                   -
  Capital expenditures                                                  (154,844)             (66,156)
                                                               ------------------    -----------------
        Net cash provided by (used in)investing
          activities                                                    (511,979)           3,900,784
                                                               ------------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in notes payable                                (3,000,000)             920,108

  Proceeds from exercise of common stock options                          22,500                    -

  Purchase and retirement of treasury stock                           (2,416,062)                   -
                                                               ------------------    -----------------
        Net cash provided by (used in) financing activities           (5,393,562)             920,108
                                                               ------------------    -----------------

        Net increase in cash                                           1,269,287              573,633

Cash at beginning of period                                            1,272,826            3,665,176
                                                               ------------------    -----------------
Cash at end of period                                          $       2,542,113     $      4,238,809
                                                               ==================    =================
CASH PAYMENTS:
  Interest                                                     $         126,778     $        295,027
                                                               ==================    =================
  Income taxes                                                 $          14,333     $        103,127
                                                               ==================    =================


                 See Accompanying Notes to Consolidated Financial Statements.


                                          5 of 14

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

     Consequently, the presentation of the Company's consolidated financial statements prior to September 1, 1999 reflects the financial statements of Fechtor Detwiler. In addition, for periods prior to September 1, 1999, stockholders' equity of Fechtor Detwiler was restated to reflect the 6,600,000 common shares received by Fechtor Detwiler.

     Fechtor, Detwiler, Mitchell & Co. is the holding company for its two operating subsidiaries; Fechtor, Detwiler & Co., Inc., an investment banking and brokerage firm headquartered in Boston, Massachusetts and James Mitchell & Co., a financial services company located in San Diego, California.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation-The unaudited financial statements of Fechtor, Detwiler, Mitchell & Co. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and Generally Accepted Accounting Principles. These financial statements should be read in conjunction with the annual report of the Company filed on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the financial statements of the Company at September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999, respectively.

     Principles of Consolidation - The consolidated financial statements of Fechtor, Detwiler, Mitchell & Co. include the accounts of its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

     Non-Marketable Investments - The Company may receive, as additional consideration for the performance of investment banking services, warrants to acquire an equity interest in firms or may lend to or make direct equity investments in Companies through its merchant banking activities. Non-marketable investments are recorded at fair value and may result in the recognition of future realized or unrealized gains or losses due to changes in their fair value.

     Net Capital Requirements - Three subsidiaries of the Company are subject to net capital requirements for broker-dealers. At
September 30, 2000, each subsidiary was in compliance with its net capital requirement.

                      6 of 14

                FECHTOR, DETWILER, MITCHELL & CO.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Use of Estimates-The preparation of the Company's financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect amounts reported in the accompanying financial statements. Actual results could vary from the estimates that were used.

NOTE 3. EARNINGS PER SHARE

     Basic and diluted net income (loss) per share and weighted average shares outstanding follow:


                                                  FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                            -------------------------------   -------------------------------
                                                 2000              1999             2000             1999
                                            --------------   --------------   -------------   ---------------
Net income (loss)                           $     151,423    $  (1,389,352)   $    530,475    $   (1,049,162)
                                            ==============   ==============   =============   ===============
Net income (loss) per share:
  Basic                                     $        0.01    $       (0.16)   $       0.04    $        (0.14)
                                            ==============   ==============   =============   ===============

  Diluted                                   $        0.01    $       (0.16)   $       0.04    $        (0.14)
                                            ==============   ==============   =============   ===============
Weighted average shares outstanding:

Basic                                          10,893,498        8,705,484      11,999,074         7,301,828
   Incremental shares assumed outstanding
     from exercise of stock options                 9,238                -         138,950                 -
                                            --------------   --------------   -------------   ---------------
Diluted                                        10,902,826        8,705,484      12,138,024         7,301,828
                                            ==============   ==============   =============   ===============



NOTE 4. NON-MARKETABLE INVESTMENTS

     On May 9, 2000, the Company obtained the annual audited financial statements of OptiMark Technologies, Inc. ("OptiMark") which disclosed information questioning OptiMark's ability to continue as a going concern. Accordingly, the Company wrote-down its investment in OptiMark in the first quarter of 2000 by $500,000, or 50%, representing a net adjustment of $300,000 after income tax benefit. Additionally, during the third quarter of 2000, the Company further wrote-down the carrying value of its investment in OptiMark by $250,000, or 50%, representing a net adjustment of $150,000 after income tax benefit, resulting from information received in the third quarter of 2000 indicating further impairment.

NOTE 5. CONTINGENCIES

     The Company, from time to time, is subject to legal proceedings and claims which arise in the ordinary course of its business. Management believes that resolution of these matters will not have a material adverse effect on the Company's results of operations or financial condition.

                         7 of 14

                FECHTOR, DETWILER, MITCHELL & CO.

NOTE 6.  STOCKHOLDERS' EQUITY

     On May 29, 2000 and August 17, 2000, the Company purchased 1,400,000 and 1,012,000 common shares, respectively, from Richard Fechtor, former Chief Executive Officer of the Company at a total cost of $2,412,000. The purchase and retirement of such common shares represented the entire equity interest of Mr. Fechtor. Additionally, on July 3, 2000, the Company purchased and retired 5,000 shares of its common stock from stockholders at a total cost of $4,063.

     The Company has been advised by NASDAQ that its common stock may no longer meet the requirements for continued listing on the NASDAQ SmallCap Market and that its common stock may be removed from trading in the SmallCap Market. The common stock of the Company must have a minimum closing bid price of $1.00 per share for ten consecutive trading days before November 27, 2000 to maintain its current listing. If compliance is not met, the Company may request a hearing to review its listing rule compliance or its common shares will be delisted on November 29, 2000. If delisted, it is expected the Company's common stock will be traded on the Over-the-Counter Bulletin Board. On October 26, 2000, the Company's common stock closed at $0.6875 per share.

                         8 of 14

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

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

     Net income of $151,000 or $0.01 per share - basic and diluted, on 10.9 million weighted average shares outstanding, for the three months ended September 30, 2000 compared to net loss of $1,389,000, $0.16 per share - basic and diluted, on 8.7 million weighted average shares outstanding, for the three months ended September 30, 1999. Net income includes a write-down of $250,000 of non-marketable investments for the quarter ended September 30, 2000 and settlement and merger costs of $1,495,000 and non-cash compensation expense of $850,000 for the same period last year.

	Income before income taxes, write-down of non-marketable investments and settlement and merger costs for the three months ended September 30, 2000 was $502,000 compared to $248,000 for the same period last year.

     Revenues for the third quarter of 2000 were $4,523,000, an increase of $1,509,000 or 50%, compared to $3,014,000 for the third quarter of 1999. The increase primarily results from increased commissions and principal transaction revenues from broker-dealer operations for the third quarter of 2000 compared to the third quarter of 1999. Additionally, three months of revenues of James Mitchell & Co. were recorded in the third quarter of 2000 compared to one month of revenues for the third quarter of 1999 reflecting the September 1, 1999 Merger date.

     Compensation and benefits expense of $2,723,000 for the three months ended September 30, 2000 increased $209,000 compared to the same quarter last year due to higher commissions at Fechtor, Detwiler & Co., Inc. for the third quarter 2000 as a result of higher transaction volume and compensation and benefit expenses of James Mitchell & Co. Such increases were partly offset by $850,000 of non-cash compensation expense related to the Merger recorded in the comparable quarter of 1999.


                               9 of 14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     General and administrative expense of $381,000 for the three months ended September 30, 2000 increased $5,000 compared to the same quarter last year due to the establishment of certain operating reserves and expenses of James Mitchell & Co.

	Floor brokerage, clearing and commissions of $587,000 for the three months ended September 30, 2000 increased $297,000 compared to the same quarter last year due to increased transaction-based revenues.

     Interest expense of $37,000 for the three months ended
September 30, 2000 decreased $114,000 compared to the same quarter last year due to lower average notes payable.



STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30,
2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

     Net income of $530,000 or $0.04 per share - basic and
diluted, on 12.1 million diluted weighted average shares outstanding, for the nine months ended September 30, 2000 compared to a net loss of $1,049,000 or $0.14 per share - basic and diluted, on 7.3 million weighted average shares outstanding, for the nine months
ended September 30, 1999.   Net income includes write-downs
of $750,000 of non-marketable investments for the nine month period ended September 30, 2000 and settlement and merger costs of $1,889,000 and non-cash compensation expense of $850,000 for the nine month period ended September 30, 1999.

     Income before income taxes, before the write-down of non-marketable investments and settlement and merger costs, was $1,725,000 for the nine months ended September 30, 2000 compared to income before income taxes of $1,247,000 for the same period last year.

     Revenues for the nine months ended September 30, 2000 were $14,933,000, an increase of $4,052,000 or 37%, compared to
$10,881,000 for the same period last year. The increase primarily results from greater commission and principal transaction revenues from broker-dealer operations and increased investment banking revenues for the nine months ended September 30, 2000 compared to the same period last year. Additionally, nine months of revenues of James Mitchell & Co. were recorded in 2000 compared to one month of revenues for the comparable period of 1999 reflecting the September 1, 1999 Merger date.

     Compensation and benefits expense of $8,878,000 for the nine months ended September 30, 2000 increased $1,849,000 compared to the same period last year due to higher commission payments at Fechtor, Detwiler & Co., Inc. and compensation expense of James Mitchell & Co. partially offset by $850,000 of non-cash compensation expense related to the Merger recorded in 1999.

     General and administrative expense of $1,693,000 for the nine months ended September 30, 2000 increased $541,000 compared to the same period last year due primarily to the establishment of certain operating reserves and expenses of James Mitchell & Co.

	Floor brokerage, clearing and commissions of $1,579,000 for the nine months ended September 30, 2000 increased $421,000 compared to the same period last year due to increased transaction-based revenues.

     Interest expense of $208,000 for the nine months ended
September 30, 2000 decreased $87,000 from the same period last year due to lower average notes payable balances partially offset by higher interest rates.


                            10 of 14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CAPITAL RESOURCES AND LIQUIDITY

     The Company finances its activities primarily from cash generated by operations and borrowings from its lines of credit. At September 30, 2000, the Company's assets primarily consisted of cash or assets readily convertible into cash, principally margin loans due from customers and securities borrowed.

     Cash and cash equivalents at September 30, 2000 of $2,542,000 increased $1,269,000 from December 31, 1999. The increase in cash primarily results from higher borrowings from customers at September 30, 2000.

     Fechtor Detwiler has two available lines of credit totaling
$15,000,000 with no borrowings outstanding at September 30, 2000.
During 2000, notes payable were fully repaid by $3,000,000 using proceeds from reductions in customer margin accounts.

     On May 29, 2000 and August 17, 2000, the Company purchased 1,400,000 and 1,012,000 common shares, respectively, from Richard Fechtor, former Chief Executive Officer of the Company at a total cost of $2,412,000. The purchase and retirement of such common shares represented the entire equity interest of Mr. Fechtor. Additionally, on July 3, 2000, the Company purchased and retired 5,000 shares of its common stock from stockholders at a total cost of $4,063.


     The Company is pursuing the expansion of its business activities including merchant banking, investment banking and research related activities. The Company is also investigating opportunities to participate in other capital market businesses.

     During October 2000, the Company enhanced its clearing services and product offerings by contracting with National Financial Services Corporation, an affiliate of Fidelity Brokerage Services, Inc. and will begin to offer a broader selection of investment products and financial planning services to independent brokers upon receipt of regulatory approval.

     Additionally, the Company is exploring opportunities in Europe to expand and further enhance investment banking, brokerage and other financial services revenues. However, there can be no assurances that the Company will be successful in achieving such opportunities. The Company expects its financial resources and liquidity needs will be adequate to finance any such business expansion opportunities as they may arise.

TRENDS AND UNCERTAINTIES

     The Company has been advised by NASDAQ that its common stock may no longer meet the requirements for continued listing on the NASDAQ SmallCap Market and that its common stock may be removed from trading in the SmallCap Market. NASDAQ has notified the Company that its common stock must demonstrate a minimum closing bid price of $1.00 per share for ten consecutive trading days before November 27, 2000. If compliance is not met, the Company may request a hearing to review its listing rule compliance or be delisted by November 29, 2000. If delisted, it is expected the Company's common stock will be traded on the Over-the-Counter Bulletin Board. On October 26, 2000, the Company's common stock closed at $0.6875 per share.


                        11 of 14

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has not been a party to derivative financial instruments or derivative commodity instruments at or during the nine month period ended September 30, 2000. The only significant financial instruments of the Company (as defined by Financial Accounting Standards Board Statement No. 107) are non-marketable investments and its line of credit borrowings which are discussed in Note 6 of the December 31, 1999 consolidated financial statements of the Company.

                              12 of 14

                   PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     a.)  Exhibits.

          The following Exhibits are filed herewith:

          27   Financial Data Schedule.

          99 On October 23, 2000, the Company issued a press release containing its earnings for the third quarter ending September 30, 2000.

     b.)  Reports on Form 8-K.

          (1) On August 25, 2000, the Company filed a report on Form 8-K regarding its August 17, 2000 announcement that the Company purchased and retired 1,012,000 common shares from Richard Fechtor, the former Chief Executive Officer and Director of the Company, at a price of $1.00 per share. This transaction completed the retirement of Mr. Fechtor's remaining equity interest in the Company.

          (2)  On October 13, 2000, the Company filed a report on
               Form 8-K which reported the engagement of PricewaterhouseCoopers on October 12, 2000 as its independent auditors for fiscal 2000.


                              13 of 14

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 /s/  Fechtor, Detwiler, Mitchell & Co.
                                 --------------------------------------
                                             Registrant


October 27, 2000                 /s/ JAMES K. MITCHELL
----------------                 --------------------------------------
   Date                          James K. Mitchell
                                 Chairman and Chief Executive Officer


October 27, 2000                 /s/ STEPHEN D. MARTINO
----------------                 --------------------------------------
   Date                          Stephen D. Martino
                                 Chief Financial Officer and
                                 Principal Accounting Officer


                              14 of 14

                        Exhibit 99

_________________________________________________________________________

NEWS RELEASE                                                      FEDM
_________________________________________________________________________

Contacts: James K. Mitchell                      Stephen D. Martino
          Chairman and Chief Executive Officer   Chief Financial Officer
          (858) 450-0055                         (617) 747-0154

 Fechtor, Detwiler, Mitchell & Co. Reports Third Quarter 2000 Results

BOSTON, MA (October 23, 2000) - Fechtor, Detwiler, Mitchell & Co. (NASDAQ: FEDM) today reported net income of $151,000 for the third quarter ended September 30, 2000 or $0.01 per share - basic and diluted on 10.9 million weighted average shares outstanding. Net loss for the third quarter of 1999 was $1,389,000 or $0.16 per share - basic and diluted on 8.7 million weighted average shares outstanding.

     Income from operations for the third quarter of 2000 was $502,000, an increase of $254,000 or 102%, compared to $248,000 for the same period last year. Operating results exclude non-cash write-downs of non-marketable investments in 2000 and settlement and merger costs and non-cash compensation expense in 1999.

     Net income was $530,000 for the nine months ended September 30, 2000 or $0.04 per share - basic and diluted on 12.1 million weighted average shares outstanding. Net loss was $1,049,000 for the same period last year or $0.14 per share - basic and diluted on 7.3 million weighted average shares outstanding. Operations for the first eight months of 1999 represent solely Fechtor, Detwiler & Co., Inc., the investment banking and brokerage company. Operations include JMC Group, Inc. beginning September 1, 1999, the date of the merger between Fechtor, Detwiler & Co., Inc. and JMC Group, Inc. Lower weighted average shares outstanding in 1999 versus 2000 reflect the weighted average effect of shares issued on September 1, 1999 to effect the merger.

     Income from operations for the nine months ended September 30, 2000 was $1,725,000, an increase of $478,000, or 38%, compared to
$1,247,000 for the same period last year. Operating results exclude non-cash write-downs of non-marketable investments in 2000 and settlement and merger costs and non-cash compensation expense in 1999.

     Revenues were $4,523,000 for the third quarter of 2000, an increase of $1,509,000, or 50%, compared to $3,014,000 for the same period last year. Revenues for the nine months ended September 30, 2000 were $14,933,000, an increase of $4,052,000, or 37%, compared to
$10,881,000 for the same period of 1999.

     "We are pleased that the combined companies have achieved growth in revenues and operating income in line with our expectations compared to prior periods," said James Mitchell, Chairman. He

                              Page 1 of 4

                            [FEDM Logo]
	             225 Franklin Street, 20th Floor
                          Boston, MA 02110
                           (617) 451-0100

Fechtor, Detwiler, Mitchell & Co. Reports Third Quarter 2000 Results
  (continued)
October 23, 2000


continued, "While we further reduced our exposure in Optimark, other merchant banking investments and certain assets may result in potential gains in the future. Of course, such gains, if any, depend upon market conditions and the continued development of the business models of firms for which our investment banking group has raised capital or in which the company has made direct investments through its merchant banking activities. Also, from a stockholder's perspective, the Company has significantly increased proportionate stockholder ownership through its repurchase of over 2.5 million common shares, or 20%, since the merger date."

     Andrew Detwiler, President said, "Our business model is now evolving into a vertical one where we can participate in other capital market businesses including a more focused merchant banking, investment banking and research driven firm. We have enhanced our clearing services and product line by contracting with National Financial, an affiliate of Fidelity Brokerage Services, pending regulatory approval. This new relationship will allow us to access the independent retail broker markets to serve as an introducing broker and dealer." He added, "We are also continuing to pursue several other opportunities to enhance revenues and profits."

                               * * * * *

     On August 30, 1999, Fechtor, Detwiler & Co., Inc. combined with JMC Group, Inc. to form Fechtor, Detwiler, Mitchell & Co. The consolidated financial statements of Fechtor, Detwiler, Mitchell & Co. include its two operating subsidiaries: Fechtor, Detwiler & Co., Inc., an investment banking and brokerage company headquarted in Boston, MA and James Mitchell & Co., a financial services company located in San Diego, CA. For accounting purposes, JMC Group, Inc. is the acquired firm and is included in the 1999 financial statements beginning September 1, 1999. Financial data for periods prior to September 1999 represent that of Fechtor, Detwiler & Co., Inc.

       Cautionary   Statement  regarding  forward-looking  statements:
Certain statements in this news release may contain forward-looking statements within the meaning of the Federal securities laws. Such statements should be considered in light of the risks and uncertainties associated with Fechtor, Detwiler, Mitchell & Co. and its operating subsidiaries, including those economic and market risks contained in the Fechtor, Detwiler, Mitchell & Co. Annual Report on Form 10-K, and other risks prevailing from time to time; all of which are subject to material changes and may cause actual results to vary materially from what had been anticipated.



                            (Tables)
                           Page 2 of 4


                            [FEDM Logo]
	             225 Franklin Street, 20th Floor
                          Boston, MA 02110
                           (617) 451-0100

               FECHTOR, DETWILER, MITCHELL & CO.

         CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                            SEPTEMBER 30,   DECEMBER 31,
                                                 2000          1999
                                            --------------  ------------
                                                     (unaudited)
                  ASSETS

Cash and cash equivalents                   $   2,542,113   $ 1,272,826
Deposits with clearing organizations              412,297       352,831
Receivables from brokers, dealers and
  clearing organizations                           24,854     1,019,614
Due from customers                              6,784,339    11,958,104
Securities borrowed                             4,837,800        71,200
Non-marketable investments, at fair value         607,135     1,000,000
Fixed assets, net                                 448,818       461,467
Intangible assets                                 124,885       129,385
Other assets                                      991,024     1,576,928
                                            --------------  ------------

     Total Assets                           $  16,773,265   $17,842,355
                                            ==============  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Notes payable                             $           -   $ 3,000,000
  Payables to brokers, dealers and clearing
    organizations                                 682,585        10,695

  Due to customers                              7,813,123     4,208,274
  Accounts payable and accrued liabilities      1,795,731     2,278,473
                                            --------------  ------------
     Total Liabilities                         10,291,439     9,497,442
                                            --------------  ------------
Contingencies

Stockholders' Equity:
 Preferred stock, no par value; 5,000,000
   shares authorized; none issued                       -             -

 Common stock, $0.01 par value; 20,000,000
   shares authorized; 10,388,251
   shares outstanding in 2000 and
   12,781,251 shares outstanding in 1999          103,883       129,165
 Paid-in-capital                                4,597,927     7,103,286
 Retained earnings                              1,780,016     1,249,541
 Treasury stock, at cost                                -      (137,079)
                                            --------------  ------------
     Total Stockholders' Equity                 6,481,826     8,344,913
                                            --------------  ------------
     Total Liabilities and Stockholders'
       Equity                               $  16,773,265   $17,842,355
                                            ==============  ============

       See Accompanying Notes to Consolidated Financial Statements.

                                            FECHTOR, DETWILER, MITCHELL & CO.

                                          CONSOLIDATED STATEMENT OF OPERATIONS

                                                 FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                             -----------------------------   -----------------------------
                                                  2000             1999            2000            1999
                                             -------------   -------------   -------------   -------------
                                                                      (unaudited)



REVENUES
 Commissions                                 $  2,740,942    $  1,780,201    $  8,434,041    $  5,563,217
 Principal transactions                         1,389,224         834,917       4,556,669       4,190,568
 Investment banking                                44,420          61,747         743,762         242,747
 Gain on sale of investments                       30,615               -         113,665               -
 Interest                                         205,918         252,641         722,630         641,921
 Other                                            111,386          84,890         362,521         242,817
                                             -------------   -------------   -------------   -------------
  Total revenues                                4,522,505       3,014,396      14,933,288      10,881,270
                                             -------------   -------------   -------------   -------------

EXPENSES
 Compensation and benefits                      2,723,358       2,514,149       8,878,436       7,029,084
 General and administrative                       381,069         376,228       1,692,996       1,151,697
 Floor brokerage, clearing and commissions        586,577         289,049       1,578,736       1,157,481
 Occupancy, communications and systems            290,438         284,463         846,116         849,491
 Interest                                          37,191         151,021         207,544         295,027
 Amortization of intangibles                        1,500           1,765           4,500           1,765
 Write-down of non-marketable investments         250,000               -         750,000               -
 Settlement and merger costs                            -       1,495,199               -       1,889,014
                                             -------------   -------------   -------------   -------------
  Total expenses                                4,270,133       5,111,874      13,958,328      12,373,559

 Income (loss) before income taxes                252,372      (2,097,478)        974,960      (1,492,289)

  Income tax (expense) benefit                   (100,949)        708,126        (444,485)        443,127
                                             -------------   -------------   -------------   -------------
 NET INCOME (LOSS)                           $    151,423    $ (1,389,352)   $    530,475    $ (1,049,162)
                                             =============   =============   =============   =============


 NET INCOME (LOSS) PER SHARE:
  Basic                                      $       0.01    $      (0.16)   $       0.04    $      (0.14)
                                             =============   =============   =============   =============
  Diluted                                    $       0.01    $      (0.16)   $       0.04    $      (0.14)
                                             =============   =============   =============   =============

 WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                        10,893,498       8,705,484      11,999,074       7,301,828
                                             =============   =============   =============   =============
  Diluted                                      10,902,826       8,705,484      12,138,024       7,301,828
                                             =============   =============   =============   =============


                       See Accompanying Notes to Consolidated Financial Statements.

                                             Page 4 of 4