Form 10-K
period 2000-12-31
FECHTOR DETWILER MITCHELL & CO
filed 2001-03-02
CIK 746425

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

     (X)  Annual Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                  For the fiscal year ended December 31, 2000

                                      or

   ( )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                       For the transition period from to

                        Commission File Number: 0-12926

                       FECHTOR, DETWILER, MITCHELL & CO.
            (Exact name of registrant as specified in its charter)

               Delaware                                   95-2627415
  --------------------------------------        ------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                   Identification No.)

           225 Franklin Street
               Boston, MA                                   02110
----------------------------------------        ------------------------------
(Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number, including area code:  617-451-0100

          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                            Name of each exchange on which it is registered
   ----------------------------------------             --------------------------------------------------------
                 Common Stock                                               Pacific Exchange

          Securities registered pursuant to Section 12(g) of the Act:
        -----------------------------------------------------------------
                    Common Stock, Par Value $.01 Per Share


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X     No_________
                                              ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K_____

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on February 19, 2001, as reported on the Nasdaq SmallCap Market, was approximately $5,557,016. Shares of common stock held by each officer and director of the Registrant and by each person who owns 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     As of February 19, 2001, the registrant had 10,447,251 shares of common stock, $0.01 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders which is presently expected to be held on March 26, 2001, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or before March 5, 2001 and is referred to herein as the "Proxy Statement," are incorporated herein by reference into Part III hereof as provided in such Part.

                       FECHTOR, DETWILER, MITCHELL & CO.

                              INDEX TO FORM 10-K

                                                                                                     Page
                                                                                                     ----
PART I.

Item 1.       Business.............................................................................     3
Item 2.       Properties...........................................................................     6
Item 3.       Legal Proceedings....................................................................     6
Item 4.       Submission of Matters to a Vote of Security Holders..................................     6

PART II.

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters................     7
Item 6.       Selected Financial Data..............................................................     8
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations     9
Item 7a.      Quantitative and Qualitative Disclosures About Market Risk...........................    12
Item 8.       Financial Statements and Supplementary Data..........................................    13
                    Consolidated Statement of Financial Condition at
                      December 31, 2000 and December 31, 1999......................................    13
                    Consolidated Statement of Income for the years ended
                      December 31, 2000, 1999 and 1998.............................................    14
                    Consolidated Statement of Changes in Stockholders' Equity for the years ended
                      December 31, 2000, 1999 and 1998.............................................    15
                    Consolidated Statement of Cash Flows for the years ended
                      December 31, 2000, 1999 and 1998.............................................    16
                    Notes to Consolidated Financial Statements.....................................    17
                    Independent Accountant's Report (2000).........................................    27
                    Independent Auditor's Report (1999)............................................    28
                    Report of Independent Public Accountants (1998)................................    29
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
                      Disclosure...................................................................    30

PART III.

Item 10.      Directors and Executive Officers of the Registrant...................................    31
Item 11.      Executive Compensation...............................................................    31
Item 12.      Security Ownership of Certain Beneficial Owners and Management.......................    31
Item 13.      Certain Relationships and Related Transactions.......................................    31

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................    32

Signatures.........................................................................................    34

PART I

Item 1. Description of Business

General

     On August 30, 1999, Fechtor, Detwiler & Co. combined with JMC Group, Inc. to form Fechtor, Detwiler, Mitchell & Co. (the "Company"). The consolidated financial statements of Fechtor, Detwiler, Mitchell & Co. include its two principal operating subsidiaries: Fechtor, Detwiler & Co., Inc., an investment banking and brokerage company headquartered in Boston, MA, and James Mitchell & Co., a financial services company located in San Diego, CA. For accounting purposes, JMC Group, Inc. is the acquired firm and is included in the 1999 financial statements beginning September 1, 1999. Financial data for periods prior to 1999 represent that of Fechtor, Detwiler & Co., Inc.

     On January 25, 2001, the Company announced its acquisition of K. & S., Inc., a specialist firm with operations at the Boston Stock Exchange effective January 1, 2001. K. & S., Inc. is one of the largest independently owned specialist operations on the Boston Stock Exchange and was formed 28 years ago. Kenneth M. King, President of K. & S., Inc., will continue to serve as President of the firm.

     Additionally, in December 2000 the Company formed Detwiler, Mitchell & Co.
(UK) Limited ("DMC UK") headquartered in London, England. DMC UK has not started operations as of yet, however, once regulatory approvals are received, it will conduct institutional sales and investment banking throughout the UK, Europe and Canada. Principals of DMC UK have significant international investment experience and specialize in providing focused research on a limited number of industries.

Fechtor, Detwiler & Co., Inc.

     Fechtor, Detwiler & Co., Inc. ("Fechtor Detwiler" or the "Firm") is a
New England regional securities brokerage and investment banking firm headquartered in Boston, Massachusetts. The Firm was founded in 1962 as a sole proprietorship and was incorporated in 1971. Fechtor Detwiler currently has one office in Massachusetts and three offices in Connecticut. The Firm's business activities include institutional and retail securities brokerage, trading in equity securities as a market maker, focused equity research, participation in the underwriting of corporate equity securities (including primary public offerings and underwritten secondary offerings), private placements, merger and acquisition activities and corporate advisory services. Fechtor Detwiler's principal emphasis for research, market-making activities and investment banking is on companies which are usually, but not always, traded in the NASDAQ market system. Institutional sales are conducted from the Boston office and retail sales are conducted through registered private client representatives in all four offices. Investment banking and trading activities are conducted from the Boston office.

Research Services

     Fechtor Detwiler's research activities are focused on industry channels of distribution and on individual companies. The Firm conducts research on companies which may not be covered by research analysts at other firms. Fechtor Detwiler believes these companies may have potential for significant growth. Research services are very important to the revenue-generating activities of the Firm, including institutional and retail brokerage, market making, and investment banking activities.

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

Investment Banking

     Fechtor Detwiler participates in both public offerings and private corporate placements as a manager or as a member of an underwriting syndicate or selling group. Corporate offerings principally involve common stock or other equity securities issued by corporations. Fechtor Detwiler markets private offerings of corporate securities and provides valuation and financial advisory services for mergers, acquisitions, stock option issuances and other corporate purposes.

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

Merchant Banking

     The Company has recently engaged in merchant banking activities to include equity investments in private placements as well as direct equity investments. Investment opportunities considered attractive will include those perceived to be strategic for the Firm or where a sound investment opportunity exists.

Retail Brokerage

     Revenues from retail brokerage activities are generated primarily through customer purchases and sales of equity securities. The Firm also executes orders for bonds, and the purchase and sale of mutual funds and other securities. Commissions are charged on both listed and over-the-counter agency transactions. When Fechtor Detwiler executes over-the-counter transactions as a dealer, it charges a markup or markdown in lieu of commissions.

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

James Mitchell & Co.

     James Mitchell & Co. and its subsidiaries, JMC Financial Corporation and JMC Insurance Services Corporation (collectively, "JMC") were founded in 1983 and are located in San Diego, California. Historically, JMC provides annuity, insurance and mutual fund sales and support services for financial institutions and the related servicing of tax-advantaged annuities, insurance products and mutual funds.

     JMC earns fees based on the accumulated asset value of the accounts being serviced. JMC also solicits existing customers to replace older products having lower rates of return with sales of new products having more competitive returns.

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

Regulation

     The securities industry in the United States is subject to extensive regulation under Federal and state laws. The Securities and Exchange Commission ("SEC") is the Federal agency charged with administration of the Federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD, national and regional securities exchanges. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) which govern the industry.

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

     One of the most important regulations with which the broker-dealer subsidiaries of the Company must continually comply is SEC Rule 15c3-1, which requires all broker-dealers to maintain a minimum amount of net capital. These rules, under the alternative method, prohibit a broker or dealer from engaging in any securities transactions at a time when its net capital is less than 2% of aggregate debit items arising from customer transactions. In addition, restrictions may be imposed on the operations of a broker or dealer if its net capital is less than 5% of aggregate debit items. At December 31, 2000, the net capital of Fechtor Detwiler, JMC Financial Corporation and JMC Investment Services exceeded their respective minimum reserve requirements of $250,000, $50,000 and $5,000 by $3.8 million, $35,000 and $109,000, respectively.

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

Employees

     At December 31, 2000, the Company had 68 employees; none of whom are covered by, or parties to, a collective bargaining agreement. The success of Fechtor, Detwiler, Mitchell & Co. is highly dependent upon its continuing ability to hire, train and retain qualified staff. Management considers relations with its employees to be good.

Item 2. Properties

     Both the Company and Fechtor Detwiler use office space at 225 Franklin Street, Boston, Massachusetts. The lease for this space, which contains approximately 15,000 square feet, expires in 2007. The three branch operations for Fechtor Detwiler located in Connecticut are also leased. James Mitchell & Co. uses office space at 9710 Scranton Road, Suite 100, San Diego, California. The lease for this space, which contains approximately 2,500 square feet, expires in 2002.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The common stock of Fechtor, Detwiler, Mitchell & Co. (the "Company") is principally traded in the NASDAQ SmallCap Market ("SCM") under the symbol FEDM. At January 8, 2001, there were approximately 264 shareholders of record with approximately 575 beneficial owners. Nine broker-dealers are presently market makers in the Company's common stock on the NASDAQ SCM. The Company is also listed on the Pacific Exchange ("PCX") under the symbol FDM, but the trading volume in the Company's common stock on the PCX is not material.

     The Company has been advised by NASDAQ that its common stock may no longer meet the requirements for continued listing on the NASDAQ SmallCap Market and that its common stock may be removed from trading in the SmallCap Market. The Company had a hearing with NASDAQ on December 19, 2000 and was granted an extension of time in which to comply with the minimum bid price requirement. On or before March 28, 2001, the Company must demonstrate a closing bid price of at least $1.00 per share; thereafter, the Company's closing bid price must meet or exceed $1.00 per share for a minimum of ten consecutive trading days.

     The Company plans to seek approval at its March 26, 2001 Annual Meeting of Stockholders to perform a one-for-four reverse-stock split. The Company believes such action will increase the minimum bid price in order to comply with the NASDAQ requirements. There is, however, no guarantee that this action will ensure the continued listing of the Company. If delisted, it is expected the Company's common stock will be traded on the Over-the-Counter Bulletin Board.
On December 29, 2000, the Company's common stock closed at $0.625 per share.

     The following table reflects the high and low sales prices of the Company's common stock in the NASDAQ market:

                                                              Sales Price
                                                       -----------------------
                                                            High        Low
                                                       -----------------------
                              2000
                         ---------------
                         First Quarter                     $1.875      $1.000
                         Second Quarter                    $1.594      $0.688
                         Third Quarter                     $1.313      $0.719
                         Fourth Quarter                    $1.156      $0.563

                              1999
                         ---------------
                         First Quarter                     $1.375      $0.750
                         Second Quarter                    $2.063      $0.844
                         Third Quarter                     $2.000      $0.813
                         Fourth Quarter                    $1.625      $0.438

     No dividends were paid by the Company during 2000. Dividends, if any, will be determined by the Board of Directors based upon profitability, cash availability and other considerations as deemed appropriate.

Item 6. Selected Financial Data


Years Ended December 31:               2000                  1999                 1998                1997               1996
                                 -----------------    -----------------    -----------------    ----------------    --------------
Total revenues                         $20,405,980          $15,154,363          $12,079,027         $12,118,371       $ 9,820,236
Total expenses before
  settlement and merger costs           19,268,890           14,254,240           12,045,254          12,092,641         9,782,427
Settlement and merger costs                      -            2,136,931                    -                   -                 -
                                 -----------------    -----------------    -----------------    ----------------    --------------

 Income (loss) before
  income taxes                           1,137,090           (1,236,808)              33,773              25,730            37,809
Income tax (expense) benefit              (509,335)             387,582              (25,792)            (21,183)          (17,150)
                                 -----------------    -----------------    -----------------    ----------------    --------------

 Net income (loss)                     $   627,755          $  (849,226)         $     7,981         $     4,547       $    20,659
                                 =================    =================    =================    ================    ==============

Net income (loss) per share:
  Basic                                $      0.05          $     (0.10)         $         -         $         -       $         -
                                 =================    =================    =================    ================    ==============

  Diluted                              $      0.05          $     (0.10)         $         -         $         -       $         -
                                 =================    =================    =================    ================    ==============

Weighted average shares
  outstanding:
  Basic                                 11,594,893            8,696,355            6,600,000           6,600,000         6,600,000
                                 =================    =================    =================    ================    ==============

  Diluted                               11,694,318            8,696,355            6,600,000           6,600,000         6,600,000
                                 =================    =================    =================    ================    ==============


At December 31:                        2000                  1999                 1998                1997               1996
                                 -----------------    -----------------    -----------------    ----------------    --------------


Total assets                           $13,342,796          $17,842,355          $10,546,820         $11,371,688       $15,151,057
Total liabilities                        6,784,334            9,497,442            8,382,053           9,214,902        12,998,820
Total stockholders' equity               6,558,462            8,344,913            2,164,767           2,156,786         2,152,237

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

     Fechtor, Detwiler, Mitchell & Co. is the holding company for its two primary operating subsidiaries; Fechtor, Detwiler & Co., Inc., an investment banking and brokerage firm headquartered in Boston, Massachusetts and James Mitchell & Co., a financial services company located in San Diego, California.

     On January 25, 2001, the Company announced its acquisition of K. & S., Inc., a specialist firm with operations at the Boston Stock Exchange effective January 1, 2001. K. & S., Inc. is one of the largest independently owned specialist operations on the Boston Stock Exchange and was formed 28 years ago. Kenneth M. King, President of K. & S., Inc., will continue to serve as President of the firm.

     Additionally, in December 2000, the Company formed Detwiler, Mitchell & Co.
(UK) Limited ("DMC UK") headquartered in London, England. DMC UK has not started operations as of yet, however, once regulatory approvals are received, it will conduct institutional sales and investment banking throughout the UK, Europe and Canada. Employees of DMC UK have significant international investment experience and specialize in providing research on fuel cell technology companies.

Statement of Operations for 2000 Compared to 1999

     Net income of $628,000 or $0.05 per share - basic and diluted, on 11.7 million diluted weighted average shares outstanding, for the year ended December 31, 2000 compared to net loss of $849,000 or $0.10 per share - basic and diluted, on 8.7 million diluted weighted average shares outstanding, for the year ended December 31, 1999. Net income includes a write-down of $1,000,000 from the impairment of a non-marketable investment for the year ended December 31, 2000. The net loss for 1999 includes settlement and merger costs of $2,137,000 and non-cash compensation expense of $850,000.

     Income before income taxes, before the write-down of the non-marketable investment and settlement and merger costs and non-cash compensation expense for the year ended December 31, 2000 was $2,137,000, an increase of $387,000 or 22%, compared to $1,750,000 for 1999.

     Revenues for the year ended December 31, 2000 were $20,406,000 an increase of $5,252,000 or 35%, compared to $15,154,000 for 1999. The increase primarily results from increased commissions and principal transaction revenues from broker-dealer operations for 2000 compared to 1999. Additionally, twelve months of revenues of James Mitchell & Co. are included in 2000 compared to four months of revenues reported for 1999 reflecting the September 1, 1999 Merger date.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Compensation and benefits expense of $12,239,000 for the year ended December 31, 2000 increased $2,696,000 compared to last year due to variable commissions paid on higher transaction volume at Fechtor Detwiler and a full year of compensation and benefit expenses of James Mitchell & Co. Compensation and benefits expense for 1999 includes a non-recurring, non-cash compensation expense of $850,000 related to the Merger.

     General and administrative expense of $2,388,000 for the year ended December 31, 2000 increased $747,000 compared to last year due to a full year of expenses of James Mitchell & Co. recorded in 2000.

     Floor brokerage, clearing and commissions of $2,282,000 for the year ended December 31, 2000 increased $766,000 compared to last year due primarily to increased transaction-based commission revenues required to be paid to other broker-dealers.

     Interest expense of $225,000 for the year ended December 31, 2000 decreased $165,000 compared to the last year due to lower average notes payable balances from reduced customer margin accounts.

     Income tax expense of $509,000 for 2000 results from tax expense associated with income before income taxes. Income tax benefit of $388,000 is for 1999 results form tax benefits associated with the loss before income taxes after consideration on non-deductible and Merger related costs.

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

     Pro forma net income, excluding settlement and merger costs and non-cash compensation expense, was $1,015,000, or $0.08 per share--diluted, for 1999 compared to $588,000, or $0.05 per share--diluted, for 1998, assuming JMCG was acquired effective January 1, 1998. Revenues on the same pro forma basis for 1999 were $15,892,000 compared to $14,102,000 for 1998.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Capital Resources and Liquidity

     The Company finances its activities primarily from cash generated by operations and borrowings from its lines of credit. At December 31, 2000, the Company had assets of $13.3 million which primarily consisted of cash or assets readily convertible into cash, principally receivables due from customers, securities borrowed, receivables from brokers, dealers and clearing organizations and deposits with clearing organizations. Cash and cash equivalents at December 31, 2000 of $2,737,000 increased $1,465,000 from December 31, 1999 primarily the result of operating cash flow.

     Fechtor Detwiler has a revolving line of credit facilities with two banks. The maximum borrowings of the combined facilities is $15,000,000 and each facility is due upon demand. There were no borrowings outstanding at December 31, 2000.

     During 2000, the Company purchased 2,412,000 common shares at market value from Richard Fechtor, former Chief Executive Officer of the Company, at a total cost of $2,412,000. The purchase and retirement of such common shares represented the entire equity interest of Mr. Fechtor at that time. Additionally, during 2000, the Company purchased and retired 36,000 shares of its common stock from stockholders at a total cost of $24,700.

     During October 2000, the Company enhanced its clearing services and product offerings by contracting with National Financial Services Corporation, an affiliate of Fidelity Brokerage Services, Inc. Fechtor Detwiler will begin to offer a broader selection of investment products and financial planning services to independent brokers in 2001.

     Additionally, in December 2000, the Company formed Detwiler, Mitchell & Co.
(UK) Limited ("DMC UK") headquartered in London, England. Once regulatory approvals are obtained, DMC UK will conduct institutional sales and investment banking throughout the UK, Europe and Canada. Employees of DMC UK have significant international investment experience and specialize in providing research on fuel cell technology companies.

     On January 25, 2001, the Company announced its acquisition of K. & S., Inc., a specialist firm with operations at the Boston Stock Exchange effective January 1, 2001. K. & S., Inc. is one of the largest independently owned specialist operations on the Boston Stock Exchange and was formed 28 years ago. The Company financed the acquisition with $1.2 million in cash (net of cash acquired), 100,000 in shares of common stock valued at $62,500 and a note payable of $300,000. The note payable earns interest at the prime rate and is due in two equal installments on each of January 1, 2002 and 2003.

Cautionary Statement for Purposes of the ``Safe Harbor'' Provisions of the Private Securities Litigation Reform Act

     Any statements in this report that are not historical facts are intended to fall within the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking terminology as ``expect'', ``look'', ``believe'', ``anticipate'', ``may'', ``will'' or similar statements or variations of such terms. Any forward-looking statements should be considered in light of the risks and uncertainties associated with Fechtor, Detwiler, Mitchell & Co. and its businesses, economic and market conditions prevailing from time to time, and the application and interpretation of Federal and state tax laws and regulations, all of which are subject to material changes and which may cause actual results to vary materially from what had been anticipated. Certain factors that affect Fechtor, Detwiler, Mitchell & Co. and include conditions affecting revenues, reliance on key personnel, competition, and regulatory and legal matters.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Cautionary Statement for Purposes of the ``Safe Harbor'' Provisions of the Private Securities Litigation Reform Act (Continued)

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data


                       FECHTOR, DETWILER, MITCHELL & CO.

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                At December 31

                                                                                    2000                  1999
                                                                            -------------------    ------------------
ASSETS

Cash and cash equivalents                                                           $ 2,737,434           $ 1,272,826
Deposits with clearing organizations                                                    415,194               349,459
Receivables from brokers, dealers and clearing organizations                            535,836             1,019,614
Due from customers                                                                    3,598,699            11,958,104
Securities borrowed                                                                   3,279,900                71,200
Marketable investments, at fair value                                                    15,681                 3,372
Non-marketable investments, at fair value                                               510,000             1,000,000
Fixed assets, net                                                                       437,850               461,467
Intangible assets, net                                                                  123,385               129,385
Other                                                                                 1,688,817             1,576,928
                                                                            -------------------    ------------------
    Total Assets                                                                    $13,342,796           $17,842,355
                                                                            ===================    ==================



LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Notes payable                                                                     $         -           $ 3,000,000
  Payable to brokers, dealers and clearing organizations                                117,811                10,695
  Due to customers                                                                    4,035,739             4,208,274
  Salary and commissions payable                                                      1,329,837               853,655
  Accounts payable and accrued liabilities                                            1,300,947             1,424,818
                                                                            -------------------    ------------------
    Total Liabilities                                                                 6,784,334             9,497,442
                                                                            -------------------    ------------------


Contingencies (note 9)

Stockholders' Equity:
  Preferred stock, no par value; 5,000,000 shares authorized,
   none issued                                                                                -                     -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
   10,357,251 and 12,781,251 shares outstanding
   at December 31, 2000 and 1999, respectively                                          103,573               129,165
  Paid-in-capital                                                                     4,577,593             7,103,286
  Retained earnings                                                                   1,877,296             1,249,541
  Treasury stock, at cost                                                                     -              (137,079)
                                                                            -------------------    ------------------
    Total Stockholders' Equity                                                        6,558,462             8,344,913
                                                                            -------------------    ------------------
    Total Liabilities and Stockholders' Equity                                      $13,342,796           $17,842,355
                                                                            ===================    ==================

         See Accompanying Notes to Consolidated Financial Statements.

                       FECHTOR, DETWILER, MITCHELL & CO.

                       CONSOLIDATED STATEMENT OF INCOME

                        For the Years Ended December 31

                                                            2000                    1999                    1998
                                                     --------------------     -------------------     -------------------
Revenues:
Commissions                                                   $11,995,968             $ 8,078,222             $ 5,689,697
Principal transactions                                          5,835,285               5,501,075               4,531,095
Investment banking                                                880,977                 246,497                 918,999
Realized and unrealized gains on investments                      316,529                       -                       -
Interest                                                          910,652                 930,701                 579,343
Other                                                             466,569                 397,868                 359,893
                                                     --------------------     -------------------     -------------------
    Total revenues                                             20,405,980              15,154,363              12,079,027
                                                     --------------------     -------------------     -------------------

Expenses:
Compensation and benefits                                      12,238,521               9,542,983               7,499,403
General and administrative                                      2,388,433               1,641,036               1,431,920
Execution costs                                                 2,282,339               1,516,604               1,479,173
Occupancy, communications and systems                           1,128,162               1,153,904               1,348,541
Interest                                                          225,435                 390,088                 286,217
Amortization of intangibles                                         6,000                   9,625                       -
Impairment of non-marketable investment                         1,000,000                       -                       -
Settlement and merger                                                   -               2,136,931                       -
                                                     --------------------     -------------------     -------------------
    Total expenses                                             19,268,890              16,391,171              12,045,254
                                                     --------------------     -------------------     -------------------

    Income (loss) before income taxes                           1,137,090              (1,236,808)                 33,773
Income tax (expense) benefit                                     (509,335)                387,582                 (25,792)
                                                     --------------------     -------------------     -------------------
     Net income (loss)                                        $   627,755             $  (849,226)            $     7,981
                                                     ====================     ===================     ===================
Net income (loss) per share--basic and diluted                $      0.05             $     (0.10)            $         -
                                                     ====================     ===================     ===================
Weighted average shares outstanding:
    Basic                                                      11,594,893               8,696,355               6,600,000
                                                     ====================     ===================     ===================
    Diluted                                                    11,694,318               8,696,355               6,600,000
                                                     ====================     ===================     ===================

         See Accompanying Notes to Consolidated Financial Statements.

                       FECHTOR, DETWILER, MITCHELL & CO.

                     CONSOLIDATED STATEMENT OF CHANGES IN
                             STOCKHOLDERS' EQUITY

                        For the Years Ended December 31

                                       Common Stock                  Paid-in          Retained          Treasury
                           ---------------------------------
                                  Shares            Amount           Capital          Earnings            Stock            Total
                           ----------------   --------------   ---------------   ---------------   --------------   ---------------
December 31, 1997                 6,600,000         $ 66,000     $           -        $2,090,786     $          -       $ 2,156,786

 Net income                               -                -                 -             7,981                -             7,981
                           ----------------   --------------   ---------------   ---------------   --------------   ---------------

December 31, 1998                 6,600,000           66,000                 -         2,098,767                -         2,164,767

 Common stock
  from acquisition                6,166,451           61,665         6,104,786                 -                -         6,166,451

 Issuance of common stock -
  other                             150,000            1,500           148,500                 -                -           150,000

 Capital contribution                     -                -           850,000                 -                -           850,000

 Purchase of treasury stock        (135,200)               -                 -                 -         (137,079)         (137,079)

 Net loss                                 -                -                 -          (849,226)               -          (849,226)
                           ----------------   --------------   ---------------   ---------------   --------------   ---------------

December 31, 1999                12,781,251          129,165         7,103,286         1,249,541         (137,079)        8,344,913

 Issuance of common stock -
  stock option exercise              24,000              240            22,260                 -                -            22,500

 Retirement of treasury                   -           (1,352)         (135,727)                -          137,079                 -
  stock

 Purchase and retirement
  of treasury stock              (2,448,000)         (24,480)       (2,412,226)                -                -        (2,436,706)

 Net income                               -                -                 -           627,755                -           627,755
                           ----------------   --------------   ---------------   ---------------   --------------   ---------------

December 31, 2000                10,357,251         $103,573       $ 4,577,593        $1,877,296     $          -       $ 6,558,462
                           ================   ==============   ===============   ===============   ==============   ===============

         See Accompanying Notes to Consolidated Financial Statements.

                       FECHTOR, DETWILER, MITCHELL & CO.

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                        For the Years Ended December 31


                                                                      2000                 1999                  1998
                                                               -----------------    -----------------    ------------------
Cash Flows from Operating Activities:
Net income (loss)                                                    $   627,755          $  (849,226)          $     7,981
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                          229,520              116,676               124,491
  Realized and unrealized gain on investments                           (316,529)                   -                     -
  Impairment of non-marketable investment                              1,000,000                    -                     -
  Amortization of intangibles                                              6,000                9,625                     -
  Non-cash compensation expense                                                -              850,000                     -
Changes in:
  Deposits with clearing organizations                                   (65,735)             (48,372)               (6,637)
  Receivables from brokers, dealers and clearing organizations           483,778             (936,375)                8,826
  Due from customers                                                   8,359,405           (3,878,293)              921,486
  Securities borrowed                                                 (3,208,700)             744,450              (234,820)
  Other assets                                                          (111,889)            (370,962)              127,595
  Due to customers                                                      (172,535)             906,112             1,950,414
  Accounts payable and accrued liabilities and other                     459,427              780,654               394,775
                                                               -----------------    -----------------    ------------------

  Net cash provided by (used in) operating activities                  7,290,497           (2,675,711)            3,294,111
                                                               -----------------    -----------------    ------------------
Cash Flows from Investing Activities:
Purchase of investment securities                                       (427,765)                   -                     -
Capital expenditures                                                    (205,903)            (301,164)              (94,941)
Proceeds from sale of investment securities                              221,985                    -                     -
Cash acquired from merger                                                      -            4,613,147                     -
                                                               -----------------    -----------------    ------------------

  Net cash provided by (used in) investing activities                   (411,683)           4,311,983               (94,941)
                                                               -----------------    -----------------    ------------------

Cash Flows from Financing Activities:
Decrease in notes payable                                             (3,000,000)            (800,000)           (3,200,000)
Proceeds from exercise of common stock options                            22,500                    -                     -
Purchase and retirement of treasury stock                             (2,436,706)            (137,079)                    -
                                                               -----------------    -----------------    ------------------

  Net cash used in financing activities                               (5,414,206)            (937,079)           (3,200,000)
                                                               -----------------    -----------------    ------------------

  Net increase (decrease) in cash                                      1,464,608              699,193                  (830)

Cash and cash equivalents at beginning of year                         1,272,826              573,633               574,463
                                                               -----------------    -----------------    ------------------

Cash and cash equivalents at end of year                             $ 2,737,434          $ 1,272,826           $   573,633
                                                               =================    =================    ==================

Cash Payments:
  Interest expense                                                   $   216,231          $   384,522           $   286,215
                                                               =================    =================    ==================
  Income taxes                                                       $   314,000          $    21,019           $    35,620
                                                               =================    =================    ==================

Supplemental Disclosure of Non-Cash Transactions:
  Increase in intangible assets                                  $             -          $   139,010      $              -
                                                               =================    =================    ==================
  Increase in common stock                                       $             -          $    63,165      $              -
                                                               =================    =================    ==================
  Increase in paid-in-capital                                    $             -          $ 7,103,286      $              -
                                                               =================    =================    ==================

          See Accompanying Notes to Consolidated Financial Statements.

                       FECHTOR, DETWILER, MITCHELL & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

     On August 30, 1999, effective September 1, 1999 for accounting purposes, Fechtor, Detwiler & Co., Inc. ("Fechtor Detwiler") sold its operations to JMC Group, Inc. ("JMCG") and JMCG became the surviving corporation (the "Merger"). Subsequently, JMCG was renamed Fechtor, Detwiler, Mitchell & Co. (the "Company") and its NASDAQ trading symbol was changed to FEDM. In exchange for their ownership interest in Fechtor Detwiler, the former shareholders of Fechtor Detwiler received 6,600,000 common shares of JMCG representing 52% of the then outstanding common shares at the Merger date.

     The Merger was accounted as a purchase of JMCG by Fechtor Detwiler in a reverse acquisition. The assets and liabilities of JMCG at the Merger date were adjusted to their estimated fair values based upon purchase price allocations. The assets and liabilities of Fechtor Detwiler are reported at their historical cost basis. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the legal acquiror (JMCG) is not the accounting acquiror and the historical financial statements of JMCG become those of Fechtor Detwiler; the accounting acquiror. Consequently, the presentation of the Company's consolidated financial statements prior to September 1, 1999 reflects the financial statements of Fechtor Detwiler.

     Fechtor, Detwiler, Mitchell & Co. is the holding company for its two primary operating subsidiaries; Fechtor, Detwiler & Co., Inc., an investment banking and brokerage firm headquartered in Boston, Massachusetts and James Mitchell & Co., a financial services company located in San Diego, California.

     In December 2000, the Company formed Detwiler, Mitchell & Co. (UK) Limited ("DMC UK") headquartered in London, England. Once regulatory approvals are received, it will conduct institutional sales and investment banking throughout the UK, Europe and Canada. Employees of DMC UK have significant international investment experience and specialize in providing research on fuel cell technology companies.

Note 2. Summary of Significant Accounting Policies

     Basis of Presentation--The consolidated financial statements of Fechtor, Detwiler, Mitchell & Co. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the financial statements of the Company.

     Principles of Consolidation -- The consolidated financial statements of Fechtor, Detwiler, Mitchell & Co. include the accounts of its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

     Marketable and Non-Marketable Investments -- The Company may receive, as additional consideration for the performance of investment banking services, warrants to acquire an equity interest in firms or may lend to or make direct equity investments in companies through its merchant banking activities. Marketable and non-marketable investments are recorded at fair value and result in the recognition of future unrealized gains or losses due to changes in their fair value. Realized gains and losses are recognized when the investment is sold.

     Fair Value of Other Financial Instruments--The carrying amount of receivables, payables, and securities owned and securities sold, not yet purchased are reported in the statement of financial condition at fair value.

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

        Investment Banking -- Investment banking revenues primarily include fees arising from securities offerings in which the Company acts as an underwriter or agent.

        Principal Transactions -- Principal transactions revenues primarily represent amounts earned from executing transactions on behalf of customers in securities for which the Company acts as a market maker.

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

        Interest--Interest revenue primarily represents earnings on client margin accounts.

        Net Capital Requirements--Certain subsidiaries of the Company are subject to broker-dealer net capital requirements. At December 31, 2000, each broker-dealer subsidiary was in compliance with its net capital requirement.

        Segment Information -- The Company uses the "management approach" in disclosing segment information. The Company conducts its business predominantly within one industry segment, retail and institutional brokerage, which includes the Company's retail and institutional brokerage activities and investment banking services, for all periods presented. Management assesses performance and measures the results on a single segment basis. The single segment generated revenue predominantly from the United States for all periods presented.

        Use of Estimates--The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the accompanying financial statements. Actual results could vary from the estimates that were used.

Note 3. Net Capital Requirement

        The Company's primary broker dealer subsidiary, Fechtor Detwiler, is subject to the Uniform Net Capital Rule 15c3-1 of the Securities and Exchange Commission. Fechtor Detwiler computes its net capital under the alternative method permitted by the Rule which requires that minimum net capital be the greater of $250,000 or 2% of the aggregate debit items arising from customer transactions.

        At December 31, 2000, Fechtor Detwiler's net capital of $4,034,755 was $3,784,755 in excess of the minimum net capital requirement of $250,000. At December 31, 2000, Fechtor Detwiler's ratio of aggregate indebtedness to net capital was 1.6 to 1.

                       FECHTOR, DETWILER, MITCHELL & CO.

Note 4. Earnings Per Share

        Basic and diluted net income (loss) per share and weighted average shares outstanding at December 31 follows:

                                                  2000           1999             1998
                                              -----------    -----------     -------------
Net income (loss)                             $   627,755    $  (849,226)    $       7,981
                                              ===========    ===========     =============

Net income (loss) per share:
  Basic                                       $      0.05    $     (0.10)    $          --
                                              ===========    ===========     =============
  Diluted                                     $      0.05    $     (0.10)    $          --
                                              ===========    ===========     =============


Weighted average shares outstanding:
  Basic                                        11,594,893      8,696,355         6,600,000
  Incremental shares assumed outstanding
    from exercise of stock options                 99,425             --                --
                                              -----------    -----------     -------------

  Diluted                                      11,694,318      8,696,355         6,600,000
                                              ===========    ===========     =============

Note 5. Marketable and Non-Marketable Investments

        Realized and unrealized gains of $317,000 recorded for the year ended December 31, 2000 were comprised of a realized gain of $114,000 and an unrealized gain of $203,000. Unrealized gains are based on the underlying estimated fair value of the respective investments. No unrealized gains or losses were recorded on investment securities in 1999 or 1998.

        The $1,000,000 investment in OptiMark Technologies, Inc. was written off throughout 2000 representing a net charge to operations of $600,000 after income tax benefit. The impairment loss was based upon information received throughout 2000 indicating impairment of such investment.

Note 6. Fixed Assets

        Fixed assets consisted of the following at December 31:

                                                             2000                 1999
                                                    -------------------   ------------------
Furniture and equipment                                $    642,203          $ 1,712,080
Leasehold improvements                                       29,507               29,247
                                                       ------------          -----------
                                                            671,710            1,741,327
Less accumulated depreciation and amortization             (233,860)          (1,279,860)
                                                       ------------          -----------

                                                       $    437,850          $   461,467
                                                       ============          ===========

                       FECHTOR, DETWILER, MITCHELL & CO.

Note 6. Fixed Assets (continued)

        Office space is leased under noncancelable leases expiring through 2007. Future minimum annual lease payments at December 31, 2000 follow:


                      2001          $  553,000
                      2002             532,500
                      2003             555,000
                      2004             555,000
                      2005             555,000
                      Thereafter     1,398,500
                                    ----------
                                    $4,149,000
                                    ==========

        Rent expense was $630,000, $660,000 and $801,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Note 7. Notes Payable

        Fechtor Detwiler has two revolving line-of-credit facilities totaling $15,000,000, which are due on demand. Interest on the first facility is based on the federal funds rate plus 1.10% and interest on the second facility is based on the federal funds rate plus 1.25%. Advances under these facilities were $0 and $3,000,000 at December 31, 2000 and 1999, respectively. Advances are collateralized by certain securities held in customer margin accounts.

Note 8. Income Taxes

        Actual income tax expense (benefit) differs from the amount "expected" computed using the statutory Federal tax rate as follows:

                                                                                                 2000                1999
                                                                                           ---------------      ---------------
                   Expected income tax expense (benefit) using
                    statutory rate of 34%                                                      $ 386,610           $(420,515)
                   Effects of:
                     State income taxes, net of Federal tax benefit                               71,296             (74,000)
                     Merger related expenses                                                           -              95,000
                     Other                                                                        51,429              11,933
                                                                                               ---------           ---------

                                                                                               $ 509,335           $(387,582)
                                                                                               =========           =========

        Income tax expense (benefit) for the years ended December 31 follows:

                                                                                 2000              1999               1998
                                                                             ------------     -------------      -------------
                   Current:
                    Federal                                                   $ 520,231        $       -           $  14,780
                    State                                                       148,864                -              11,012
                   Deferred                                                    (159,760)        (387,582)                  -
                                                                              ---------        ---------           ---------

                                                                              $ 509,335        $(387,582)          $  25,792
                                                                              =========        =========           =========

                       FECHTOR, DETWILER, MITCHELL & CO.

Note 8. Income Taxes (continued)

        The difference between the provision for taxes on income and expected taxes on income at statutory rates results primarily from nondeductible expenses.

        Components of the deferred tax asset at December 31 are as follows:

                                                          2000                   1999
                                                  ---------------         ------------------
            Impairment on investment              $       400,000         $                -
            Compensation                                  340,000                    404,000
            Net operating loss                              1,155                     73,000
            Fixed assets                                   14,950                     38,000
            Accrued liabilities                            14,400                     14,000
            Unrealized gain on investments                (81,145)                         -
                                                  ---------------         ------------------
                                                  $      $689,360         $          529,000
                                                  ===============         ==================

Note 9. Contingencies

        The Company, from time to time, is subject to legal proceedings and claims which arise in the ordinary course of its business. Management believes that resolution of these matters will not have a material adverse effect on the Company's results of operations or financial condition.

        Included in other assets at December 31, 2000 is a $283,000 treasury security pledged as collateral for a letter of credit. The secured party does not have the right to sell or repledge the security.

Note 10. Stockholders' Equity

Stock Repurchases

        On November 16, 1999, the Board of Directors approved a plan to repurchase up to one million shares of common stock of the Company in either open market or privately negotiated transactions. The timing and number of the share purchases are determined at management's discretion. At December 31, 2000, 171,200 shares had been repurchased since November 1999, at a cost of $161,785 and such shares were retired.

        On May 29, 2000 and August 17, 2000, the Company purchased, at market value, 1,400,000 and 1,012,000 common shares, respectively, from Richard Fechtor, former Chief Executive Officer of the Company, at a total cost of $2,412,000. The purchase and retirement of such common shares represented the entire equity interest of Mr. Fechtor at that time. Purchases of Mr. Fechtor's common shares were approved by the Board of Directors and were outside of the common stock repurchase plan discussed above.

                       FECHTOR, DETWILER, MITCHELL & CO.

Note 10. Stockholders' Equity (continued)

Stock Options

          In 2000, the Company adopted the 2000 Omnibus Equity Incentive Plan (the "2000 Plan") pursuant to which options to purchase an aggregate of 1,500,000 shares of common stock may be granted. The Company may grant options on its common stock, stock appreciation rights, "phantom" stock and restricted stock in an aggregate total initial amount of 1,500,000 shares. The total aggregate grant amount automatically increases on January 1 of each year by the lesser of 150,000 shares, 10% of outstanding common stock, or an amount determined by the Board of Directors. The Company had no grants of stock appreciation rights, "phantom" stock or restricted stock during 2000. In 1993, the Company adopted the 1993 Executive Stock Option Plan (the "Executive Plan") pursuant to which options to purchase an aggregate of 750,000 shares of common stock may be granted and the 1993 Employee Stock Option Plan (the "Employee Plan") pursuant to which options to purchase an aggregate of 750,000 shares of common stock may be granted (collectively, the "1993 Plans"). The 1993 Plans were canceled on May 22, 2000.

          A summary of stock options outstanding at December 31 follows:

                                                                                                   Weighted Average
                                                                            Shares                  Exercise Price
                                                                      ------------------       -----------------------
          Options assumed in business combination at
            September 1, 1999                                                    367,400                         $1.26
             Granted                                                             712,000                         $1.00
             Forfeited                                                           (27,000)                        $2.16
                                                                      ------------------

            Outstanding at December 31, 1999                                   1,052,400                         $1.06
             Granted                                                           1,482,000                         $0.79
             Forfeited                                                           (22,000)                        $1.36
             Exercised                                                           (24,000)                        $0.94
                                                                      ------------------
            Outstanding at December 31, 2000                                   2,488,400                         $0.90
                                                                      ==================       =======================

            Options exercisable at December 31, 2000                             540,571                         $1.09
                                                                      ==================       =======================

            Weighted average fair value of options granted
             per share during 2000                                                                               $0.48
                                                                                               =======================


     Of the 1,482,000 options granted in 2000, options granted under the Employee Plan were 232,000 and 250,000 options were granted under the 2000 Plan. Additional options to purchase up to 1,000,000 shares of common stock, of which none were granted under any plan, were granted to individuals at DMC UK. These options vest over a period of five years and vesting may be accelerated if certain revenue targets are achieved. Options outstanding at December 31, 2000 are exercisable as follows: 540,571 currently exercisable, 439,173 in 2001, 452,163 in 2002, 206,493 in 2003, none in 2004 and 850,000 in 2005. At December
31, 2000, 1,250,000 options are available for future grants under the 2000 Plan (subject to the automatic increase noted above).

                       FECHTOR, DETWILER, MITCHELL & CO.

Note 10. Stockholders' Equity (continued)

Stock Options (continued)

     A summary of stock options outstanding and exercisable at December 31, 2000 follows:

                                           Options Outstanding                               Options Exercisable
                       -----------------------------------------------------------------------------------------------
                                                 Weighted
                                                 Average            Weighted                                 Weighted
                                                Remaining           Average                                  Average
     Range of                                    Life In            Exercise                                 Exercise
  Exercise Price                Shares            Years              Price                 Shares             Price
-------------------           ----------      -------------       ------------           ----------        ------------
    $0.50-$0.74                1,215,600            5.84               $0.69                11,600             $0.69
    $0.75-$0.99                  524,800            6.79               $0.95               204,136             $0.93
    $1.00-$1.24                  362,000            8.62               $1.05               182,835             $1.08
    $1.25-$1.49                  340,000           10.00               $1.30               130,000             $1.38
    $1.50-$1.74                   34,000            8.24               $1.54                 4,000             $1.63
    $1.75-$2.00                   12,000            5.00               $1.88                 8,000             $1.88
                              ----------                                                ----------
                               2,488,400                                                   540,571
                              ==========                                                ==========

     The Company has adopted the disclosure-only provisions for the accounting for stock-based compensation. Accordingly, no compensation cost has been recognized for its stock option plans in 2000. Had compensation for the Company's stock option plans been determined based on the fair market value at the grant date for awards in 2000 and 1999, net income (loss) and net income
(loss) per share would be as follows:

                                                                2000                 1999
                                                           --------------      ----------------
                    Net income (loss):
                     As reported                           $   627,755         $     (849,000)
                     Pro forma                             $   199,827         $   (1,198,000)

                    Net income (loss) per share:
                     As reported                           $      0.05         $        (0.10)
                     Pro forma                             $      0.02         $        (0.14)

     The fair value of options granted during 2000 and 1999 are estimated to be approximately $427,928 and $582,000, respectively, on the date of grant using the Black-Scholes option-pricing model. Fair value was determined using the following weighted average assumptions:

                                                           2000                  1999
                                                     ------------------     ----------------
                    Dividend yield rate                        0%                    0%
                    Volatility rate                          117%                   71%
                    Risk free interest rate                 5.69%                 5.69%
                    Expected lives                        4 years               3 years

                       FECHTOR, DETWILER, MITCHELL & CO.

Note 10.  Stockholders' Equity (continued)

Stock Options (continued)

         The Company adopted a stock option plan of Fechtor Detwiler in connection with the Merger. The plan provided for the issuance of 600,000 options, granted to certain employees by the founding partners of Fechtor Detwiler, to acquire common shares of Fechtor Detwiler prior to the Merger. In September 1999, the Company recorded compensation expense of $850,000, and a $340,000 tax benefit, reflecting the recognition of the value of the options granted between the exercise price of $0.10 per share and the value of the common stock of the Company at the Merger date. At December 31, 1999, 600,000 common shares of the Company have been placed in a trust, by the former shareholders of Fechtor Detwiler. The founding partners of Fechtor Detwiler will reimburse the Company with an equivalent number of shares from the trust, based on the number of options exercised.

         The Company adopted the former JMCG 401(k) retirement savings plan in the fourth quarter of 1999 covering substantially all employees. Matching Company contributions of up to 3%, subject to the maximum allowed annual employee contribution, are made in the form of Company stock purchased on the open market. Company contributions for 1999 were not material.

Shareholder Rights Plan

         The Company has a Shareholder Rights Plan (the "Plan") which provides for a dividend of one common stock purchase right (one "Right") for each outstanding share of common stock of the Company. Each Right entitles the stockholder to purchase one share of common stock at $30.00 per share, subject to adjustment. The Plan expires on February 21, 2010.

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

Note 11.  Proposed Reverse Common Stock Split (Unaudited)

         The Board of Directors has proposed a submission to the stockholders to amend the Certificate of Incorporation of the Company. The approval of the proposed amendment requires the affirmative vote of the holders of a majority of the outstanding shares of common stock. If adopted, the proposed amendment (the "Reverse Split") will convert each outstanding share of common stock into one fourth of a reconstituted common share (a "New Share"). Thus, if the amendment is adopted, there will be approximately 2,611,813 New Shares outstanding and the Company will have no other outstanding shares. The amendment will not change the number of authorized shares of common stock. The total number of shares of common stock issuable upon exercise of outstanding options to acquire such shares, and the exercise price of such options, will be adjusted proportionally to reflect the Reverse Split.

                       FECHTOR, DETWILER, MITCHELL & CO.

Note 12. Concentrations of Credit Risk and Off-Balance Sheet Credit Risk

         The Company borrows securities from other brokers and provides cash to the other brokers representing approximately 105% of the market value of securities borrowed. Deposits for securities borrowed are held in escrow at a national brokerage firm at December 31, 2000.

         The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the Company extends credit to its customers, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customers' accounts. In connection with these activities, the Company executes and clears customer transactions involving the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transaction may expose the Company to significant off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event the customer fails to satisfy its obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer's obligations. The Company seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels and, pursuant to such guidelines, requires the customer to deposit additional collateral to reduce positions when necessary.

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

Note 13. Subsequent Event - Acquisition of K. & S., Inc.

         On January 24, 2001 the Company acquired K. & S., Inc., a specialist firm with operations at the Boston Stock Exchange effective January 1, 2001. K. & S., Inc. is one of the largest independently owned specialist operations on the Boston Stock Exchange and was formed 28 years ago. The Company has accounted for this transaction under the purchase method of accounting. The purchase price was $1,562,500 (net of cash acquired) and was comprised of $1.2 million cash, a $300,000 note payable and 100,000 shares of the Company's common stock with a value of $62,500. The excess of purchase price over tangible assets acquired was approximately $1,500,000 and has been recorded by the Company as intangible assets.

                       FECHTOR, DETWILER, MITCHELL & CO.

Note 14. Selected Quarterly Financial Data (unaudited)

                                                                           2000
                                  ------------------------------------------------------------------------------------------
                                          First                   Second                  Third                  Fourth
                                         Quarter                 Quarter                 Quarter                Quarter
                                  --------------------     ------------------      ------------------     ------------------
Revenues                          $          5,925,519     $        4,485,264      $        4,522,505     $        5,472,692
                                  --------------------     ------------------      ------------------     ------------------

Expenses:
Compensation and benefits                    3,602,586              2,552,492               2,723,358              3,360,085
Other expenses                               2,048,319              1,484,780               1,546,775              1,950,495
Settlement and merger costs                          -                      -                       -                      -
                                  --------------------     ------------------      ------------------     ------------------
                                             5,650,905              4,037,272               4,070,133              5,310,580
                                  --------------------     ------------------      ------------------     ------------------

Income (loss) before income taxes              274,614                447,992                 252,372                162,112

Income tax (expense) benefit                  (109,845)              (233,691)               (100,949)               (64,850)
                                  --------------------     ------------------      ------------------     ------------------
Net income                        $            164,769     $          214,301      $          151,423     $           97,262
                                  ====================     ==================      ==================     ==================

Net income per share--
 basic and diluted                $               0.01     $             0.02      $             0.01     $             0.01
                                  ====================     ==================      ==================     ==================

Weighted average shares
 Outstanding:
  Basic                                     12,781,251             12,322,473              10,893,498             10,382,349
                                  ====================     ==================      ==================     ==================
  Diluted                                   13,074,778             12,322,473              10,902,826             10,408,986
                                  ====================     ==================      ==================     ==================

                                                                               1999
                                  -------------------------------------------------------------------------------------------
                                           First                  Second                  Third                  Fourth
                                          Quarter                 Quarter                Quarter                 Quarter
                                  --------------------     ------------------     -------------------     -------------------
Revenues                          $          3,766,885     $        4,099,989     $         3,014,396     $        4,273,093
                                  --------------------     ------------------     -------------------     ------------------

Expenses:
Compensation and benefits                    2,405,303              2,109,632               2,514,149              2,513,899
Other expenses                               1,065,546              1,287,389               1,102,526              1,255,796
Settlement and merger costs                          -                393,815               1,495,199                247,917
                                  --------------------     ------------------     -------------------     ------------------
                                             3,470,849              3,790,836               5,111,874              4,017,612
                                  --------------------     ------------------     -------------------     ------------------

Income (loss) before income taxes              296,036                309,153              (2,097,478)               255,481
Income tax (expense) benefit                  (133,216)              (131,783)                708,126                (55,545)
                                  --------------------     ------------------     -------------------     ------------------
Net income (loss)                 $            162,820     $          177,370     $        (1,389,352)    $          199,936
                                  ====================     ==================     ===================     ==================

Net income (loss) per share--
 basic and diluted                $               0.02     $             0.02     $             (0.16)    $             0.02
                                  ====================     ==================     ===================     ==================

Weighted average shares
 outstanding-- basic and diluted             6,600,000              6,600,000               8,705,484             12,879,938
                                  ====================     ==================     ===================     ==================

[PwC Office Letterhead]

                       Report of Independent Accountants

To the Board of Directors and Shareholders of Fechtor, Detwiler, Mitchell & Co.

In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of income, changes in stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Fechtor, Detwiler, Mitchell & Co. and its subsidiaries at December 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

February 27, 2001

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

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 9, 2000

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited the statements of financial condition of Fechtor, Detwiler & Co., Inc. as of December 31, 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements, not separately presented herein, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fechtor, Detwiler & Co., Inc. at December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ ARTHUR ANDERSEN LLP
Boston, Massachusetts
February 10, 1999

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On October 13, 2000, the Company filed a report on Form 8-K which reported the engagement of PricewaterhouseCoopers LLP on October 12, 2000 as its independent auditors for fiscal 2000.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Information with respect to Directors and Executive Officers of the Company can be found under the heading captioned "Board of Directors and Officers of Fechtor, Detwiler, Mitchell & Co." and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" appearing in the Company's 2001 proxy statement and is incorporated herein by reference.

Item 11. Executive Compensation

         Information with respect to Executive Compensation can be found under the heading captioned "Executive Compensation" appearing in the Company's 2001 proxy statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information with respect to security ownership may be found under the heading captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's 2001 proxy statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         Information with respect to this item may be found under the heading "Compensation Committee and Insider Participation and Certain Relationships and Related Transactions" appearing in the Company's 2001 proxy statement and is incorporated herein by reference.

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

10.2 JMC Group, Inc. 1993 Employee Stock Option Plan.(3)(7)

10.3 Employment Agreement with James K. Mitchell dated as of January 1, 1998.(4)(7)

10.4 Agreement and Plan of Merger dated June 30, 1999 among Fechtor, Detwiler & Co., Inc., JMC Merger, Inc. and JMC Group, Inc.(6)

10.5 1999 Special Stock Option Plan for Fechtor, Detwiler & Co., Inc. dated August 30, 1999 which was assumed by Fechtor, Detwiler, Mitchell & Co. after the Merger.(7)(8)

10.6 2000 Omnibus Equity Incentive Plan adopted by the Board of Directors on February 28, 2000 to be voted on at the Annual Meeting of Stockholders on or about May 22, 2000. (7)(8)

10.7 Employment Agreement with James K. Mitchell dated as of January 1, 2001.
(9)

10.8 Employment Agreement with Kenneth M. King effective January 1, 2001. (9)

10.9 Purchase Agreement by and between Fechtor, Detwiler, Mitchell & Co. and K. & S., Inc. (9)

10.10 Stock Option Agreements by and between Fechtor, Detwiler, Mitchell & Co. and George Simpkins, Philip Routledge and Dena Morrison. (9)

22 Subsidiaries of the Registrant.(9)

23.1 Consent of PricewaterhouseCoopers LLP.(9)

23.2 Consent of Deloitte & Touche LLP.(9)

23.3 Consent of Arthur Andersen LLP.(9)

(b)   Reports on Form 8-K.

      (1) On October 13, 2000, the Company filed a report on Form 8-K which reported the engagement of PricewaterhouseCoopers LLP on October 12, 2000 as its independent auditors for fiscal 2000.

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K (continued)

Notes:
------

  (1) Filed as an Exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1993.
  (2) Filed as an Exhibit to the Registrant's Form S-8 Registration Statement No. 33-74842 filed with the SEC on February 7, 1994.
  (3) Filed as an Exhibit to the Registrant's Form S-8 Registration Statement No. 33-74840 filed with the
  SEC on February 7, 1994.
  (4) Filed as an Exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1997.
  (5) Filed as an Exhibit to the Registrant's Form 8-K dated March 24, 2000.
  (6) Filed as an Exhibit to Registrant's Definitive Proxy Statement dated August 5, 1999.
  (7) Management contract or compensatory plan or arrangement.
  (8) Filed as an Exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1999.
  (9) Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Signature                           Title                Date
          ---------                           -----                ----

     /s/ James Mitchell      Chairman, Chief Executive Officer  March 2, 2001
     ------------------
     James Mitchell           and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date shown.


          Signature                           Title                   Date
          ---------                           -----                   ----


     /s/ James Mitchell        Chairman, Chief Executive Officer  March 2, 2001
     --------------------       and Director
     James Mitchell


     /s/ Stephen Martino       Chief Financial Officer and        March 2, 2001
     --------------------       Principal Accounting Officer
     Stephen Martino


     /s/ Edward Baran          Director                           March 2, 2001
     --------------------
     Edward Baran


     /s/ Barton Beek           Director                           March 2, 2001
     --------------------
     Barton Beek


     /s/ Andrew Detwiler       President and Director             March 2, 2001
     --------------------
     Andrew Detwiler


     /s/ Robert Detwiler       Director                           March 2, 2001
     --------------------
     Robert Detwiler


     /s/ Edward Hughes         Chief Operating Officer            March 2, 2001
     --------------------       and Director
     Edward Hughes


     /s/ Frank Jenkins         Director                           March 2, 2001
     --------------------
     Frank Jenkins


     /s/ Robert Sharp          Director                           March 2, 2001
     --------------------
     Robert Sharp