Form 10-Q
period 2001-03-31
FECHTOR DETWILER MITCHELL & CO
filed 2001-04-17
CIK 746425

__________________________________________________________________________
__________________________________________________________________________


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                               OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM          TO

              COMMISSION FILE NUMBER:  0-12926

                    DETWILER, MITCHELL & CO.
     (Exact name of registrant as specified in its charter)

            DELAWARE                            95-2627415
---------------------------------           ---------------------
(State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)             Identification No.)


      225 FRANKLIN STREET
           BOSTON, MA                             02110
----------------------------------------        ----------
(Address of principal executive offices)        (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  617-451-0100

                  FECHTOR, DETWILER, MITCHELL & CO.
       ------------------------------------------------------
        (FORMER NAME, FORMER ADDRESS OR FORMER FISCAL YEAR,
                  IF CHANGED SINCE LAST REPORT)

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of April 9, 2001, the registrant had 2,602,313 shares of common stock, $0.01 par value, issued and outstanding.

__________________________________________________________________________
__________________________________________________________________________

                    DETWILER, MITCHELL & CO.

                       INDEX TO FORM 10-Q


                                                                      PAGE
                                                                      ----
PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statement of Financial Condition at
             March 31, 2001 and December 31, 2000.......................3

        Consolidated Statement of Operations for the three month
             periods ended March 31, 2001 and 2000......................4

        Consolidated Statement of Cash Flows for the three month
             periods ended March 31, 2001 and 2000......................5

        Notes to Consolidated Financial Statements......................6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................9

Item 3. Quantitative and Qualitative Disclosures About Market Risk.....11


PART II. - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders............12

Item 6. Exhibits and Reports on Form 8-K...............................13

Signatures.............................................................14

                                2 of 14

                 PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       DETWILER, MITCHELL & CO.

            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                         MARCH 31,      DECEMBER 31,
                                                           2001             2000
                                                       -------------   --------------
                                                                 (Unaudited)
      ASSETS

      Cash and cash equivalents                        $  1,539,710    $  2,737,434
      Deposits with clearing organizations                  718,604         415,194
      Receivables from brokers, dealers and clearing
        organizations                                       224,179         535,836
      Due from customers                                  2,568,963       3,598,699
      Securities borrowed                                   929,700       3,279,900
      Marketable investments, at fair value                 410,498          15,681
      Non-marketable investments, at fair value             560,000         510,000
      Fixed assets, net                                     587,180         437,850
      Intangible assets, net                              1,626,385         123,385
      Other                                               1,667,564       1,688,817
                                                       -------------   --------------
         Total Assets                                  $ 10,832,783    $ 13,342,796
                                                       =============   ==============
      LIABILITIES AND STOCKHOLDERS' EQUITY

      Liabilities:
       Due to customers                                $  1,585,461    $  4,035,739
       Salaries and commissions payable                   1,208,682       1,329,837
       Accounts payable and accrued liabilities             985,362       1,300,947
       Payable to brokers, dealers and clearing
         organizations                                       30,985         117,811
       Notes payable                                        300,000               -
                                                       -------------   --------------
         Total Liabilities                                4,110,490       6,784,334
                                                       -------------   --------------
      Contingencies (Note 5)

      Stockholders' Equity:
       Preferred stock, no par value; 5,000,000
         shares authorized, none issued                           -               -
       Common stock, $0.01 par value;
         20,000,000 shares authorized;
         2,602,313 and 2,589,313 shares
         outstanding at March 31, 2001 and
         December 31, 2000, respectively                     26,023          25,893
       Paid-in-capital                                    4,679,487       4,655,273
       Retained earnings                                  2,016,783       1,877,296
                                                       -------------   --------------
         Total Stockholders' Equity                       6,722,293       6,558,462
                                                       -------------   --------------
         Total Liabilities and Stockholders' Equity    $ 10,832,783    $ 13,342,796
                                                       =============   ==============

                See Accompanying Notes to Consolidated Financial Statements.


                                   3 of 14

                           DETWILER, MITCHELL & CO.

                      CONSOLIDATED STATEMENT OF INCOME

                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                              ------------------------------------
                                                   2001                  2000
                                              --------------       ---------------
                                                           (UNAUDITED)
      REVENUES:
      Commissions                             $  3,899,189         $  2,976,869
      Principal transactions                     2,295,886            2,008,782
      Investment banking                            71,384              525,419
      Interest                                     112,218              276,866
      Other                                        101,756              137,583
                                              --------------       --------------
         Total revenues                          6,480,433            5,925,519
                                              --------------       --------------

      EXPENSES:
      Compensation and benefits                  3,835,910            3,602,586
      Execution costs                            1,418,746              443,472
      General and administrative                   638,809              742,586
      Occupancy, communications and systems        320,449              270,272
      Interest                                      19,317               90,489
      Amortization of intangibles                   19,500                1,500
      Impairment of non-marketable investment            -              500,000
                                              --------------       --------------
         Total expenses                          6,252,731            5,650,905
                                              --------------       --------------

         Income before income taxes                227,702              274,614
      Income tax expense                           (88,215)            (109,845)
                                              --------------       --------------

         Net income                           $    139,487      $    164,769
                                              ==============    ==============

      Net income per share-basic and diluted  $       0.05      $       0.05
                                              ==============    ==============

      Weighted average shares outstanding:
         Basic                                   2,609,146         3,195,313
                                              ==============    ==============
         Diluted                                 2,646,910         3,268,695
                                              ==============    ==============

           See Accompanying Notes to Consolidated Financial Statements.

                                  4 of 14

                      DETWILER, MITCHELL & CO.

                CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                  ------------------------------------
                                                        2001                 2000
                                                  ---------------      ---------------
                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $     139,487        $    164,769
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                          38,765              43,377
  Impairment of non-marketable investment                     -             500,000
  Amortization of intangibles                            19,500               1,500
Changes in:
  Deposits with clearing organizations                 (303,410)            (59,351)
  Receivables from brokers, dealers and
    clearing organizations                              311,657              (7,644)
  Due from customers                                  1,029,736          (1,811,860)
  Securities borrowed                                 2,350,200          (1,367,400)
  Other assets                                           61,253              52,236
  Payables to brokers, dealers and clearing
    organizations                                       (86,826)                  -
  Due to customers                                   (2,450,278)          2,865,498
  Salaries and commissions payable                     (121,155)                  -
  Accounts payable and accrued liabilities             (315,585)            342,131
                                                  ----------------     ---------------

   Net cash provided by operating activities            673,344             723,256
                                                  ----------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of K&S, net of cash acquired             (1,200,000)                  -
Purchase of marketable investments                     (394,817)                  -
Purchase of non-marketable investments                  (50,000)           (315,135)
Capital expenditures                                   (188,095)            (99,488)
                                                  ----------------     ---------------
   Net cash used in investing activities             (1,832,912)           (414,623)
                                                  ----------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in notes payable                                     -          (1,000,000)
Purchase and retirement of common stock                 (38,156)                  -
                                                  ----------------     ---------------
   Net cash used in financing activities                (38,156)         (1,000,000)
                                                  ----------------     ---------------
   Net decrease in cash                              (1,197,724)           (691,367)

Cash and cash equivalents at beginning of period      2,737,434           1,272,826
                                                  ----------------     ---------------
Cash and cash equivalents at end of period        $   1,539,710        $    581,459
                                                  ================     ===============
CASH PAYMENTS:
  Interest expense                                $       1,002        $     90,489
                                                  ================     ===============
  Income taxes                                    $     424,398        $      2,500
                                                  ================     ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Increase in intangible assets                   $      22,500        $          -
                                                  ================     ===============
  Increase in notes payable                       $     300,000        $          -
                                                  ================     ===============
  Increase in common stock                        $         250        $          -
                                                  ================     ===============
  Increase in paid-in-capital                     $      62,250        $          -
                                                  ================     ===============

            See Accompanying Notes to Consolidated Financial Statements

                                5 of 14


                    DETWILER, MITCHELL & CO.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION

     Detwiler, Mitchell & Co. (formerly Fechtor, Detwiler,
Mitchell & Co.) is the holding company for its principal operating subsidiaries, Fechtor, Detwiler & Co., Inc., an investment banking, merchant banking and brokerage company headquartered in Boston, MA; K. & S., Inc. ("K&S"), a specialist firm with operations on the Boston Stock Exchange and James
Mitchell & Co., a financial services company located in San
Diego, CA.

     The Company acquired K&S effective January 1, 2001. K&S is one of the largest independently owned specialist operations on the Boston Stock Exchange and was formed 23 years ago.

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

     On March 26, 2001, the Company's stockholders approved the change of the name of the Company from Fechtor, Detwiler, Mitchell & Co. to Detwiler, Mitchell & Co.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The consolidated financial statements of Detwiler, Mitchell & Co. have been prepared in accordance with the rules and regulations of the Securities and Exchange
Commission and generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the financial statements of the Company.

     Principles of Consolidation - The consolidated financial statements of Detwiler, Mitchell & Co. include the accounts of its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

     Marketable and Non-Marketable Investments - The Company may receive, as additional consideration for the performance of investment banking services, warrants to acquire an equity interest in firms or may lend to or make direct equity investments in companies through its merchant banking activities.
Marketable and non-marketable investments are recorded at fair value and result in the recognition of future unrealized gains or losses due to changes in their fair value. Realized gains and losses are recognized when the investment is sold.

     Fair Value of Other Financial Instruments - The carrying amount of receivables, payables, and securities owned and securities sold, not yet purchased are reported in the statement of financial condition at fair value.

     Securities Transactions - Proprietary securities transactions in regular way trades are recorded on the settlement date
(normally the third business day following the trade date) which is not materially different from the trade date. Securities transactions for customers are reported on the settlement date.
Commission revenues and expenses are recorded on the trade date.

     Principal Transactions - Principal transactions revenues primarily represent amounts earned from executing transactions on behalf of customers in securities for which the Company acts as a market maker.

                                6 of 14


                    DETWILER, MITCHELL & CO.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Income Taxes - Income tax liabilities or assets are recorded through charges or credits to the current tax provision for the estimated taxes payable or refundable for the current year.
Deferred tax assets and liabilities are recorded for future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates. A deferred tax valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

     Cash Equivalents - Cash equivalents include instruments with an original maturity of three months or less.

     Net Capital Requirements - Certain subsidiaries of the Company are subject to broker-dealer net capital requirements. At March
31, 2001, each broker-dealer subsidiary was in compliance with its net capital requirement.

     Use of Estimates - The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the accompanying financial statements. Actual results could vary from the estimates that were used.

NOTE 3. EARNINGS PER SHARE

     Basic and diluted net income per share and weighted average shares outstanding follow:

                                                For the Three Months
                                                   Ended March 31,
                                              -----------------------
                                                  2001         2000
                                              -----------  -----------
        Net income                            $   139,487  $   164,769
                                              ===========  ===========
        Net income per share:
         Basic                                $      0.05  $      0.05
                                              ===========  ===========
         Diluted                              $      0.05  $      0.05
                                              ===========  ===========
        Weighted average shares
        outstanding:
         Basic                                  2,609,146    3,195,313

          Incremental shares assumed
            outstanding from exercise
            of stock options                       37,764            -
                                              -----------  -----------
         Diluted                                2,646,910    3,268,695
                                              ===========  ===========

                                7 of 14



                    DETWILER, MITCHELL & CO.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4. NON-MARKETABLE INVESTMENTS

     The Company wrote-down its investment in OptiMark by $500,000, $250,000 and $250,000 in the first, third and fourth quarters of 2000, respectively, resulting from information received indicating impairment in the value of the OptiMark investment.

NOTE 5. CONTINGENCIES

     The Company, from time to time, is subject to legal proceedings and claims which arise in the ordinary course of its business. Management believes that resolution of these matters will not have a material adverse effect on the Company's results of operations or financial condition.

NOTE 6. STOCKHOLDERS' EQUITY

     On March 26, 2001, the Company's stockholders approved a one-for-four reverse split of its outstanding common shares reducing the number of shares outstanding to approximately 2,602,313 shares. Accordingly, common shares outstanding and per share data have been retroactively adjusted to reflect the reverse split.

NOTE 7. ACQUISITION OF K. & S., INC.

     The Company acquired K&S effective January 1, 2001.  K&S is one of the largest independently owned specialist operations on
the Boston Stock Exchange and was formed 23 years ago.   Revenues
for the three months ended March 31, 2001 include $1.0 million of principal transactions from the operations of K&S.  If the
acquisition had been in effect at January 1, 2000, pro forma revenues for the quarter ended March 31, 2000 would have
increased by $1.1 million.

                        8 of 14


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Detwiler, Mitchell & Co. (formerly Fechtor, Detwiler,
Mitchell & Co.) is the holding company for its principal operating subsidiaries, Fechtor, Detwiler & Co., Inc., ("Fechtor,
Detwiler") an investment banking, merchant banking and brokerage company headquartered in Boston, MA; K. & S., Inc. ("K&S"), a specialist firm with operations on the Boston Stock Exchange and James Mitchell & Co., a financial services company located in San
Diego, CA.

     The Company acquired K&S effective January 1, 2001. K&S is one of the largest independently owned specialist operations on the Boston Stock Exchange and was formed 23 years ago.

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

     On March 26, 2001, the Company's stockholders approved the change of the Company's name from Fechtor, Detwiler, Mitchell &
Co. to Detwiler, Mitchell & Co. and a one-for-four reverse split of the Company's common stock reducing the outstanding shares to approximately 2,602,313 shares from 10,409,251 shares. The outstanding shares and earning per share data previously reported for the first quarter of 2000 have been retroactively adjusted.

STATEMENT OF INCOME FOR THE THREE MONTH PERIOD ENDED MARCH 31,
2001 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2000

     Net income of $140,000 or $0.05 per share - basic and diluted, on 2.6 million diluted weighted average shares outstanding, for the three months ended March 31, 2001 compared to net income of $165,000 or $0.05 per share - basic and diluted, on 3.3 million diluted weighted average shares outstanding, for the quarter ended March 31, 2000.

     Total revenues for the quarter ended March 31, 2001 were $6,480,000, an increase of $555,000 or 9%, compared to $5,926,000 for the same period in 2000. The increase primarily results from increased commissions on higher institutional sales at Fechtor
Detwiler and principal transaction revenues from the acquisition of K&S.

     Commissions for the quarter ended March 31, 2001 were $3,899,000, an increase of $922,000 compared to the same period last year primarily due to higher institutional sales commissions partly offset by lower retail sales commissions due to market conditions.

     Principal transactions for the quarter ended March 31, 2001 were $2,296,000, an increase of $287,000 compared to the same period last year. The increase results from $1,008,000 of trading profits at K&S reduced by lower principal transaction revenues at Fechtor Detwiler due to market conditions.

     Investment banking revenues for the quarter ended March 31, 2001 decreased $454,000 compared to the same period last year due to reduced investment banking transaction volume resulting from market conditions.

     Interest income of $112,000 decreased $165,000 compared to the same period last year due to significantly reduced customer margin account balances.

     Compensation and benefits expense of $3,836,000 for the quarter ended March 31, 2001 increased $233,000 compared to the same period last year due to the increase in transaction based revenues discussed above as well as $200,000 in staffing costs for DMC UK while regulatory approval is pending.

                            9 of 14

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Execution costs of $1,419,000 for the quarter ended March
31, 2001 increased $975,000 compared to the same period last year due primarily to costs paid to other broker-dealers to complete increased transaction-based commission revenues as well as execution costs at K&S.

     General and administrative expense of $639,000 for the quarter ended March 31, 2001 decreased $104,000 compared to the same period last year due primarily to lower professional fees.

     Interest expense of $19,000 for the quarter ended March 31, 2001 decreased $71,000 compared to the same period last year due to lower average notes payable balances from significantly reduced customer margin accounts.

CAPITAL RESOURCES AND LIQUIDITY

     The Company finances its activities primarily from cash generated by operations, amounts borrowed from customers and to a lesser degree, borrowings from its lines of credit.

     Cash and cash equivalents at March 31, 2001 of $1,540,000 decreased $1,197,000 from December 31, 2000 primarily the result of payment of $1.2 million for the K&S acquisition. The acquisition of K&S was also funded with 25,000 shares of common stock (after the reverse stock split) valued at $62,500 and a note payable of $300,000.

     Fechtor Detwiler has two revolving line of credit facilities. Maximum borrowings under the combined credit facilities is $15,000,000 and each facility is due on demand.
There were no line of credit borrowings outstanding at March 31, 2001.

     During October 2000, the Company enhanced its clearing services and product offerings by contracting with National
Financial Services Corporation, an affiliate of Fidelity
Brokerage Services, Inc. Fechtor Detwiler will begin to offer a broader selection of investment products and financial planning services to independent brokers in 2001.

     The Company is currently funding start-up costs for DMC UK.
Operations for the UK firm will begin upon receipt of regulatory approval.

     The Company was informed by Nasdaq on April 12, 2001 that it was in compliance with the listing requirements of and would continue to be listed on the Nasdaq SmallCap Market.

                           10 of 14

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT

     Any statements in this report that are not historical facts are intended to fall within the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform
Act of 1995. These statements may be identified by such forward-looking terminology as "expect", "look", "believe", "anticipate", "may", "will" or similar statements or variations of such terms. Any forward-looking statements should be considered in light of the risks and uncertainties associated with the Company and its businesses, economic and market conditions prevailing from time to time, and the application and interpretation of Federal and state tax laws and regulations, all of which are subject to material changes and which may cause actual results to vary materially from what had been anticipated.
Certain factors that affect the Company and include conditions affecting revenues, reliance on key personnel, competition, and regulatory and legal matters.

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

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not Applicable.



                   PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

          a.)  The Annual Meeting of Stockholders of Detwiler,
               Mitchell & Co. ("the Company") was held on March 26,
               2001.

          b.) The following matters were submitted to a vote of the Stockholders of the Company.




               1. To approve the amendment of the Certificate of Incorporation to effect a one-for-four reverse split of the common stock of the Company.

                     Votes For:           9,304,413
                     Votes Against:         556,318
                     Abstain:                30,000
                     Non-votes:             556,520

               2. To change the name of the Company to Detwiler,
                  Mitchell & Co.

                     Votes For:           9,349,593
                     Votes Against:         512,100
                     Abstain:                29,040
                     Non-votes:             556,518

               3. To elect three Directors of the Company, each to serve for three years or until their successor shall be duly appointed or elected.

                                                For           Withheld
                                             ---------        ---------
                     Frank Jenkins           9,745,123         145,610
                     James Mitchell          9,743,623         147,110
                     Robert Sharp            9,743,623         147,110

               4. Ratification of the selection of PricewaterhouseCoopers LLP as independent auditors for the Company for 2001.

                     Votes For:           9,749,333
                     Votes Against:         139,000
                     Abstain:               556,518

                                        12 of 14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          a.)  Exhibits.

               The following Exhibits are filed herewith:

               27   Financial Data Schedule.

               99 On April 12, 2001, the Company issued a press release containing its earnings for the first quarter ending March 31, 2001.

           b.) Reports on Form 8-K.

               (1)  On January 19, 2001, the Company filed a report on
                    Form 8-K regarding the notice from Nasdaq that the Company's common stock will continue to be listed on The Nasdaq SmallCap Market ("SCM") pursuant to an exception to the bid price requirement effective January 19, 2001.

               (2)  On March 30, 2001, the Company filed a report on
                    Form 8-K regarding its name change from Fechtor, Detwiler, Mitchell & Co. to Detwiler, Mitchell &
                    Co. and a one-for-four reverse split of the common stock effective in the market on March 27, 2001.

                                13 of 14


                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  /s/ Detwiler, Mitchell & Co.
                                  ----------------------------
                                             Registrant


April 17, 2001                        /s/ JAMES K. MITCHELL
--------------                    ------------------------------------
    Date                          James K. Mitchell
                                  Chairman and Chief Executive Officer


April 17, 2001                        /s/ STEPHEN D. MARTINO
--------------                    ------------------------------------
    Date                          Stephen D. Martino
                                  Chief Financial Officer and
                                  Principal Accounting Officer




                              14 of 14

