Form 10-Q
period 2001-06-30
DETWILER MITCHELL & CO
filed 2001-08-03
CIK 746425

_________________________________________________________________________
_________________________________________________________________________


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

(MARK ONE)
(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                               OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM          TO

                COMMISSION FILE NUMBER:  0-12926

                    DETWILER, MITCHELL & CO.
     (Exact name of registrant as specified in its charter)

             DELAWARE                            95-2627415
   -------------------------------       ---------------------------
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)             Identification No.)



          225 FRANKLIN STREET
              BOSTON, MA                              02110
   ----------------------------------------       ------------
   (Address of principal executive offices)        (Zip Code)



     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  617-451-0100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes       X       No
                                       ------------      ----------

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of July 31, 2001, the registrant had 2,602,313 shares of common stock, $0.01 par value, issued and outstanding.

_________________________________________________________________________
_________________________________________________________________________

                    DETWILER, MITCHELL & CO.

                       INDEX TO FORM 10-Q


                                                                     PAGE
                                                                    ------
PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

          Consolidated Statement of Financial Condition at
             June 30, 2001 and December 31, 2000......................3

          Consolidated Statement of Operations for the three
             and six month periods ended June 30, 2001 and 2000.......4

          Consolidated Statement of Cash Flows for the three and
             six month periods ended June 30, 2001 and 2000...........5

          Notes to Consolidated Financial Statements..................6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................9

Item 3. Quantitative and Qualitative Disclosures About Market Risk...12


PART II. - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.............................13

Signatures...........................................................14

                             2 of 14

                 PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       DETWILER, MITCHELL & CO.

            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                            JUNE 30,       DECEMBER 31,
                                                              2001             2000
                                                         ------------      ------------
                                                                  (unaudited)
      ASSETS
      Cash and cash equivalents                          $ 1,281,557       $ 2,737,434
      Deposits with clearing organizations                   748,604           415,194
      Receivables from brokers, dealers and clearing
       organizations                                         153,357           535,836
      Due from customers                                   2,980,668         3,598,699
      Securities borrowed                                  1,007,200         3,279,900
      Marketable investments, at fair value                  298,096            15,681
      Non-marketable investments, at fair value              564,545           510,000
      Fixed assets, net                                      573,568           437,850
      Intangible assets, net                               1,606,885           123,385
      Other                                                2,092,875         1,688,817
                                                         ------------      ------------
          Total Assets                                   $11,307,355       $13,342,796
                                                         ============      ============
      LIABILITIES AND STOCKHOLDERS' EQUITY

      Liabilities:
        Notes payable                                    $   800,000       $         -
        Payable to brokers, dealers and
         clearing organizations                                    -           117,811
        Due to customers                                   1,470,095         4,035,739
        Salaries and commissions payable                   1,174,861         1,329,837
        Accounts payable and accrued liabilities           1,244,272         1,300,947
                                                         ------------      ------------
          Total Liabilities                                4,689,228         6,784,334
                                                         ------------      ------------
      Contingencies (Note 5)

      Stockholders' Equity:
        Preferred stock, no par value;
         5,000,000 shares authorized,
         none issued                                               -                 -
        Common stock, $0.01 par value;
         20,000,000 shares authorized,
         2,602,313 and 2,589,313 shares
         outstanding at June 30, 2001 and
         December 31, 2000, respectively                      26,023            25,893
        Paid-in-capital                                    4,679,487         4,655,273
        Retained earnings                                  1,912,617         1,877,296
                                                         ------------      ------------
          Total Stockholders' Equity                       6,618,127         6,558,462
                                                         ------------      ------------
          Total Liabilities and Stockholders' Equity     $11,307,355       $13,342,796
                                                         ============      ============

                   See Accompanying Notes to Consolidated Financial Statements.

                                                  3 of 14

                                            DETWILER, MITCHELL & CO.

                                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                   ENDED JUNE 30,               ENDED JUNE 30,
                                              --------------------------  --------------------------
                                                   2001         2000         2001           2000
                                              ------------  ------------  ------------  ------------
                                                                    (unaudited)

     REVENUES
     Commissions                              $ 3,654,863   $ 2,716,230   $ 7,556,609   $ 5,693,099
     Principal transactions                       959,190     1,158,663     3,255,076     3,167,445
     Investment banking                           451,783       173,923       520,611       699,342
     Gain on sale of investment securities              -        83,050             -        83,050
     Interest                                      89,493       239,846       201,711       516,712
     Other                                         92,734       113,552       194,490       251,135
                                              ------------  ------------  ------------  ------------
       Total revenues                           5,248,063     4,485,264    11,728,497    10,410,783
                                              ------------  ------------  ------------  ------------
     EXPENSES
     Compensation and benefits                  3,341,604     2,552,492     7,177,514     6,155,078
     General and administrative                   631,970       569,323     1,270,779     1,311,827
     Execution costs                            1,059,136       548,687     2,477,882       992,159
     Occupancy, communications and systems        354,898       285,406       675,347       555,678
     Interest                                       6,585        79,864        25,902       170,353
     Amortization of intangibles                   19,500         1,500        39,000         3,000
     Impairment of non-marketable securities            -             -             -       500,000
                                              ------------  ------------  ------------  ------------
       Total expenses                           5,413,693     4,037,272    11,666,424     9,688,095
                                              ------------  ------------  ------------  ------------
     Income (loss) before income taxes           (165,630)      447,992        62,073       722,688

       Income tax (expense) benefit                61,464      (233,691)      (26,752)     (343,536)
                                              ------------  ------------  ------------  ------------
     Net income (loss)                        $  (104,166)  $   214,301   $    35,321   $   379,152
                                              ============  ============  ============  ============
     NET INCOME (LOSS) PER SHARE:
       Basic                                  $     (0.04)  $      0.07   $      0.01   $      0.12
                                              ============  ============  ============  ============
       Diluted                                $     (0.04)  $      0.07   $      0.01   $      0.12
                                              ============  ============  ============  ============
     WEIGHTED AVERAGE SHARES OUTSTANDING:
       Basic                                    2,602,313     3,080,618     2,605,730     3,137,966
                                              ============  ============  ============  ============
       Diluted                                  2,608,751     3,080,618     2,628,267     3,154,266
                                              ============  ============  ============  ============

                       See Accompanying Notes to Consolidated Financial Statements.

                                              4 of 14

                                     DETWILER, MITCHELL & CO.
                              CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------------
                                                                   2001                2000
                                                               --------------     --------------
                                                                           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $      35,321      $     379,152
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                                       78,927            112,376
  Impairment of non-marketable investment                                  -            500,000
  Amortization of intangibles                                         39,000              3,000
Changes in:
  Deposits with clearing organizations                              (333,410)           (75,216)
  Receivables from brokers, dealers and clearing organizations       382,479          1,017,757
  Due from customers                                                 618,031          5,308,518
  Securities borrowed                                              2,272,700         (3,143,600)
  Other assets                                                      (364,058)           442,853
  Payables to brokers, dealers and clearing organizations           (117,811)                 -
  Due to customers                                                (2,565,644)           (64,210)
  Salaries and commissions payable                                  (154,976)                 -
  Accounts payable and accrued liabilities                           (56,675)          (633,526)
                                                               --------------     --------------
    Net cash provided by (used in) operating activities             (166,116)         3,847,104
                                                               --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of K&S, net of cash acquired                          (1,200,000)                 -
Purchase of marketable investments                                  (282,415)                 -
Purchase of non-marketable investments                               (54,545)          (432,135)
Capital expenditures                                                (214,645)          (142,505)
                                                               --------------     --------------
    Net cash used in investing activities                         (1,751,605)          (574,640)
                                                               --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in notes payable                                 500,000         (2,300,000)
Proceeds from exercise of common stock options                             -             15,000
Purchase and retirement of common stock                              (38,156)        (1,404,062)
                                                               --------------     --------------
    Net cash provided by (used in) financing activities              461,844         (3,689,062)
                                                               --------------     --------------
    Net decrease in cash                                          (1,455,877)          (416,598)

Cash and cash equivalents at beginning of period                   2,737,434          1,272,826
                                                               --------------     --------------
Cash and cash equivalents at end of period                     $   1,281,557      $     856,228
                                                               ==============     ==============
CASH PAYMENTS:
  Interest expense                                             $       7,306      $     170,353
                                                               ==============     ==============
  Income taxes                                                 $     424,398      $       2,500
                                                               ==============     ==============
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Increase in other assets                                     $      40,000      $           -
                                                               ==============     ==============
  Increase in intangible assets                                $      22,500      $           -
                                                               ==============     ==============
  Increase in notes payable                                    $     300,000      $           -
                                                               ==============     ==============
  Increase in common stock                                     $         250      $           -
                                                               ==============     ==============
  Increase in paid-in-capital                                  $      62,250      $           -
                                                               ==============     ==============

                  See Accompanying Notes to Consolidated Financial Statements

                                      5 of 14

                    DETWILER, MITCHELL & CO.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION

     Detwiler, Mitchell & Co. is the holding company for its four principal operating subsidiaries, Fechtor, Detwiler & Co., Inc., an investment banking, merchant banking and brokerage company headquartered in Boston, MA; K. & S., Inc. ("K&S"), a specialist firm with operations on the Boston Stock Exchange; James Mitchell & Co., a financial services company located in San Diego, CA; and Detwiler, Mitchell & Co. (UK) Limited ("DMC UK") headquartered in London, England. On March 26, 2001, the Company's stockholders approved the change of the name of the Company to Detwiler, Mitchell & Co. from Fechtor, Detwiler, Mitchell & Co.

     The Company acquired K&S effective January 1, 2001. K&S is one of the largest independently owned specialist operations on the Boston Stock Exchange and was formed 23 years ago.

     DMC UK commenced operations on July 30, 2001 and conducts institutional sales and investment banking operations throughout the UK and Europe. Employees of DMC UK have significant international investment experience and specialize in providing research on fuel cell technology companies.


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

     Net Capital Requirements - Certain subsidiaries of the
Company are subject to broker-dealer net capital requirements. At
June 30, 2001, each broker-dealer subsidiary was in compliance with its net capital requirement.

     Use of Estimates - The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the accompanying financial statements. Actual results could vary from the estimates that were used.

NOTE 3. EARNINGS PER SHARE

     Basic and diluted net income (loss) per share and weighted average shares outstanding follows:

                                FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                   ENDED JUNE 30,                  ENDED JUNE 30,
                              ------------------------     -------------------------
                                  2001         2000           2001           2000
                              -----------  -----------     -----------   -----------
Net income (loss)             $ (104,166)  $  214,301      $   35,321    $  379,152
                              ===========  ===========     ===========   ===========
Net income (loss) per share:
  Basic                       $    (0.04)  $     0.07      $     0.01    $     0.12
                              ===========  ===========     ===========   ===========
  Diluted                     $    (0.04)  $     0.07      $     0.01    $     0.12
                              ===========  ===========     ===========   ===========
Weighted average shares
 outstanding:
  Basic                        2,602,313    3,080,618       2,605,730     3,137,966

   Incremental shares
    assumed outstanding from
    exercise of stock options      6,438            -          22,537        16,300
                              -----------  -----------     -----------   -----------
  Diluted                      2,608,751    3,080,618       2,628,267     3,154,266
                              ===========  ===========     ===========   ===========

                                  7 of 14

                    DETWILER, MITCHELL & CO.

NOTE 4. NON-MARKETABLE INVESTMENTS

     The Company wrote-down its investment in OptiMark by $500,000, $250,000 and $250,000 in the first, third and fourth quarters of 2000, respectively, resulting from information received in the respective quarters indicating impairment in the value of the OptiMark investment.

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

NOTE 7. ACQUISITION OF K. & S., INC.

     The Company acquired K&S effective January 1, 2001.  K&S is one of the largest independently owned specialist operations on
the Boston Stock Exchange and was formed 23 years ago.   Revenues
for the three and six months ended June 30, 2001 include $393,000 and $1,397,000, respectively, of principal transactions from the operations of K&S. If the acquisition had been in effect at January 1, 2000, the Company's pro forma revenues for the three and six months ended June 30, 2000 would have increased by $1,088,000 and $2,207,000, respectively from those recorded in the Consolidated
Statement of Operations for the respective period.


                          8 of 14

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Detwiler, Mitchell & Co. is the holding company for its four principal operating subsidiaries, Fechtor, Detwiler & Co., Inc., an investment banking, merchant banking and brokerage company headquartered in Boston, MA; K. & S., Inc. ("K&S"), a specialist firm with operations on the Boston Stock Exchange; James Mitchell & Co., a financial services company located in San Diego, CA; and Detwiler, Mitchell & Co. (UK) Limited ("DMC UK") headquartered in London, England.

     The Company acquired K&S effective January 1, 2001. K&S is one of the largest independently owned specialist operations on the Boston Stock Exchange and was formed 23 years ago.

     DMC UK commenced operations on July 30, 2001 and conducts institutional sales and investment banking operations throughout the UK and Europe. Employees of DMC UK have significant international investment experience and specialize in providing research on fuel cell technology companies.

     On March 26, 2001, the Company's stockholders approved the change of the Company's name to Detwiler, Mitchell & Co. from Fechtor, Detwiler, Mitchell & Co. and a one-for-four reverse split of the Company's common stock reducing the outstanding shares to approximately 2,602,313 shares from 10,409,251 shares. The outstanding shares and earning per share data previously reported have been retroactively adjusted.

STATEMENT OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30,
2001 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 2000

     Net loss of $104,000 or $0.04 per share - basic and diluted, on 2.6 million diluted weighted average shares outstanding, for the three months ended June 30, 2001 compared to net income of $214,000 or $0.07 per share - basic and diluted, on 3.1 million basic and diluted weighted average shares outstanding, for the quarter ended June 30, 2000.

     Total revenues for the quarter ended June 30, 2001 were $5,248,000, an increase of $763,000 or 17%, compared to $4,485,000 for the same period in 2000. The increase primarily results from commissions on higher institutional sales at Fechtor Detwiler and principal transaction revenues from the acquisition of K&S, partially offset by lower principal transaction revenues at Fechtor Detwiler.

     Commission revenues for the quarter ended June 30, 2001 were $3,655,000, an increase of $939,000 compared to the same period last year primarily due to higher institutional sales commissions partially offset by lower retail sales commissions due to market conditions.

     Principal transaction revenues for the quarter ended June 30, 2001 were $959,000, a decrease of $200,000 compared to the same period last year. The decrease results from lower principal transaction revenues at Fechtor Detwiler due to market conditions partially offset by K&S.

     Investment banking revenues for the quarter ended June 30, 2001 increased $278,000 compared to the same period last year due to the closing of a significant investment banking transaction during the second quarter of 2001.

     Interest income of $89,000 decreased $150,000 compared to the same period last year due to significantly reduced customer margin account balances.

     Compensation and benefits expense of $3,342,000 for the quarter ended June 30, 2001 increased $789,000 compared to the same period last year due to the increase in transaction based revenues discussed above and compensation and benefits expense at DMC UK and K&S.

		                9 of 14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

STATEMENT OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30,
2001 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 2000
(CONTINUED)

     Execution costs of $1,059,000 for the quarter ended June 30, 2001 increased $510,000 compared to the same period last year due primarily to costs paid to other broker-dealers to complete increased transaction-based commission revenues as well as execution costs at K&S.

     General and administrative expense of $632,000 for the quarter ended June 30, 2001 increased $63,000 compared to the same period last year due primarily to DMC UK and K&S.

     Occupancy and systems expense of $355,000 increased $69,000 compared to the same period last year due primarily to costs at DMC UK and K&S as well as trading system enhancements at Fechtor
Detwiler.

     Interest expense of $7,000 for the quarter ended June 30, 2001 decreased $73,000 compared to the same period last year due to lower average notes payable balances from significantly reduced customer margin accounts.

STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001
COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

     Net income of $35,000, $0.01 per share - basic and diluted on 2.6 million weighted average shares outstanding, for the six months ended June 30, 2001 compared to net income of $379,000, $0.12 per share - basic and diluted on 3.2 million diluted weighted average shares outstanding, for the six months ended June 30, 2000.

     Total revenues for the six months ended June 30, 2001 were $11,728,000, an increase of $1,317,000 or 13%, compared to
$10,411,000 for the same period last year. The increase primarily results from commissions on higher institutional sales at Fechtor Detwiler and principal transaction revenues from the acquisition of K&S, partially offset by lower principal transaction revenues at Fechtor Detwiler.

     Principal transaction revenues for the six months ended June
30, 2001 were $3,255,000, an increase of $88,000 compared to the same period last year. The increase results from trading profits at K&S substantially offset by lower principal transaction revenues at Fechtor Detwiler.

     Investment banking revenues for the six months ended June
30, 2001 decreased $179,000 compared to the same period last year due to higher investment banking transactions during the first quarter of 2000.

     Interest income of $202,000 decreased $315,000 compared to the same period last year due to significantly reduced customer margin account balances.

     Compensation and benefits expense of $7,178,000 for the six months ended June 30, 2001 increased $1,022,000 compared to the same period last year primarily due to the increase in transaction based revenues discussed above and compensation and benefits expense at DMC UK and K&S.

     Occupancy and systems expense of $675,000 increased $120,000 compared to the same period last year due primarily to costs at DMC UK and K&S as well as trading system enhancements at Fechtor
Detwiler.

     Interest expense of $26,000 for the six months ended June
30, 2001 decreased $144,000 from the same period last year primarily due to lower average notes payable balances and interest rates.

                         10 of 14

ITEM  2.  MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

STATEMENT OF INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2001
COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000 (CONTINUED)

     On May 9, 2000, the Company obtained a May 1, 2000 Securities and Exchange Commission filing of OptiMark Technologies, Inc. ("OptiMark") which disclosed information questioning OptiMark's ability to continue as a going concern. Accordingly, the Company wrote-down its investment in OptiMark by $500,000, or 50%, representing a net adjustment of $300,000 after income tax benefit.

CAPITAL RESOURCES AND LIQUIDITY

     The Company finances its activities primarily from cash generated by operations, borrowings from its lines of credit and stockholders' equity.

     Cash and cash equivalents at June 30, 2001 of $1,282,000 decreased $1,456,000 from December 31, 2000 primarily the result of the $1.2 million payment for the K&S acquisition. The acquisition of K&S was also funded with 25,000 shares of common stock valued at $62,500 and a note payable of $300,000.

     Fechtor Detwiler has two revolving line of credit facilities. Maximum borrowings under the combined credit facilities is $15,000,000 and each facility is due on demand.
Borrowing under the line of credit totaled $500,000 at June 30, 2001.

     DMC UK received approval to operate in the UK on July 30, 2001. Accordingly, its investment banking and research production activities have commenced. Year-to-date 2001 results includes $330,000 in total expenses during the startup phase of the UK operations.

RECENT ACCOUNTING DEVELOPMENTS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions. The new standard also requires identified intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria.

     SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually. Identified intangible assets should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transitional impairment test should be reported as a change in accounting principle. In addition to the transitional impairment test, the required annual impairment test should be performed in the year of adoption of the standard.

     The new standard is effective for fiscal years beginning after December 15, 2001, and must be adopted as of the beginning of a fiscal year. Retroactive application is not permitted. The Company will adopt the new standard on January 1, 2002, and is currently evaluating the potential impact of the standard on its financial position and results of operations.

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

          The following Exhibits are filed herewith:

          99.1 On July 31, 2001, the Company issued a press release reporting the approval by UK regulators of the operations of Detwiler, Mitchell & Co. (UK)
               Limited.

          99.2 On August 2, 2001, the Company issued a press release containing its earnings for the second quarter ending June 30, 2001.



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


August 3, 2001                     /s/ JAMES K. MITCHELL
--------------                     ------------------------------------
 Date                              James K. Mitchell
                                   Chairman and Chief Executive Officer


August 3, 2001                     /s/ STEPHEN D. MARTINO
--------------                     ------------------------------------
  Date                             Stephen D. Martino
                                   Chief Financial Officer and
                                   Principal Accounting Officer