Form 10-Q
period 2001-09-30
DETWILER MITCHELL & CO
filed 2001-11-07
CIK 746425

___________________________________________________________________________
___________________________________________________________________________


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                               OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO

                COMMISSION FILE NUMBER:  0-12926

                    DETWILER, MITCHELL & CO.
     (Exact name of registrant as specified in its charter)

            DELAWARE                                   95-2627415
  -------------------------------                ----------------------
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                   Identification No.)

      225 FRANKLIN STREET
           BOSTON, MA                                   02110
----------------------------------------           -----------------------
(Address of principal executive offices)                (Zip Code)


  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  617-451-0100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X       No
                                      ----------    ----------

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of November 5, 2001, the registrant had 2,602,313 shares of common stock, $0.01 par value, issued and outstanding.

___________________________________________________________________________
___________________________________________________________________________

                    DETWILER, MITCHELL & CO.

                       INDEX TO FORM 10-Q


                                                                        Page
                                                                        ----

PART I. -  FINANCIAL INFORMATION

Item 1.    Financial Statements

             Consolidated Statement of Financial Condition at
                  September 30, 2001 and December 31, 2000................3

             Consolidated Statement of Operations for the three and
                  nine month periods ended September 30, 2001 and 2000....4

             Consolidated Statement of Cash Flows for the three and nine month periods ended September 30, 2001 and 2000.........5

             Notes to Consolidated Financial Statements...................6

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................9


Item 3.    Quantitative and Qualitative Disclosures About Market Risk....14


PART II. - OTHER INFORMATION

Item 5.    Other Information.............................................15

Item 6.    Exhibits and Reports on Form 8-K..............................15

Signatures...............................................................16


                             2 of 16

                 PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                       DETWILER, MITCHELL & CO.

            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION


                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         2001           2000
                                                    -------------  -------------
                                                              (UNAUDITED)
      ASSETS

 Cash and cash equivalents                          $  1,373,925   $  2,737,434
 Deposits with clearing organizations                    868,804        415,194
 Receivables from brokers, dealers and clearing
  organizations                                          156,971        535,836
 Due from customers                                    4,481,816      3,598,699
 Securities borrowed                                     518,500      3,279,900
 Marketable investments, at fair value                   128,284         15,681
 Non-marketable investments, at fair value               564,545        510,000
 Fixed assets, net                                       613,086        437,850
 Intangible assets, net                                1,587,385        123,385
 Other                                                 2,124,207      1,688,817
                                                    -------------  -------------
       Total Assets                                 $ 12,417,523   $ 13,342,796
                                                    =============  =============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities:
   Notes payable                                    $  2,400,000   $          -
   Payable to brokers, dealers and clearing
    organizations                                        139,657        117,811
   Due to customers                                    1,744,102      4,035,739
   Salaries and commissions payable                      623,226      1,329,837
   Accounts payable and accrued liabilities            1,065,311      1,300,947
                                                    -------------  -------------
        Total Liabilities                              5,972,296      6,784,334
                                                    -------------  -------------

 Contingencies (Note 5)

 Stockholders' Equity:
   Preferred stock, no par value; 5,000,000 shares
    authorized, none issued                                    -              -
   Common stock, $0.01 par value; 20,000,000 shares
    authorized, 2,602,313 and 2,589,313 shares
    outstanding at September 30, 2001 and
    December 31, 2000, respectively                       26,023         25,893
   Paid-in-capital                                     4,679,487      4,655,273
       Retained earnings                               1,739,717      1,877,296
                                                    -------------  -------------
         Total Stockholders' Equity                    6,445,227      6,558,462
                                                    -------------  -------------
         Total Liabilities and Stockholders'
          Equity                                    $ 12,417,523   $ 13,342,796
                                                    =============  =============

           See Accompanying Notes to Consolidated Financial Statements.


                                     3 of 16

                                               DETWILER, MITCHELL & CO.

                                         CONSOLIDATED STATEMENT OF OPERATIONS


                                                      FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                  ----------------------------      ----------------------------
                                                       2001            2000             2001             2000
                                                  -------------  -------------      -------------  -------------
                                                                            (unaudited)

  REVENUES
    Commissions                                   $  2,838,639   $  2,740,942       $ 10,395,248   $  8,434,041
    Principal transactions                             898,813      1,389,224          4,153,888      4,556,669
    Investment banking                                  98,500         44,420            619,111        743,762
    Gain on sale of investments                              -         30,615                  -        113,665
    Interest                                            85,167        205,918            286,878        722,630
     Other                                              83,942        111,386            278,432        362,521
                                                  -------------  -------------      -------------  -------------
       Total revenues                                4,005,061      4,522,505         15,733,557     14,933,288
                                                  -------------  -------------      -------------  -------------

  EXPENSES
    Compensation and benefits                        2,254,922      2,723,358          9,432,436      8,878,436
    General and administrative                         692,935        381,069          1,963,713      1,692,996
    Execution costs                                    751,924        586,577          3,229,806      1,578,736
    Occupancy, communications and systems              415,288        290,438          1,090,635        846,116
    Interest                                             6,000         37,191             31,901        207,544
    Amortization of intangibles                         19,500          1,500             58,500          4,500
    Impairment of non-marketable securities                  -        250,000                  -        750,000
                                                  -------------  -------------      -------------  -------------
       Total expenses                                4,140,569      4,270,133         15,806,991     13,958,328
                                                  -------------  -------------      -------------  -------------

    Income (loss) before income taxes                 (135,508)       252,372            (73,434)       974,960

       Income tax expense                              (37,392)      (100,949)           (64,145)      (444,485)
                                                  -------------  -------------      -------------  -------------

             Net income (loss)                    $   (172,900)  $    151,423       $   (137,579)  $    530,475
                                                  =============  =============      =============  =============
  NET INCOME (LOSS) PER SHARE:

       Basic                                      $      (0.07)  $       0.06       $      (0.05)  $       0.18
                                                  =============  =============      =============  =============
       Diluted                                    $      (0.07)  $       0.06       $      (0.05)  $       0.17
                                                  =============  =============      =============  =============

  WEIGHTED AVERAGE SHARES OUTSTANDING:

       Basic                                         2,602,313      2,723,375          2,604,591      2,999,769
                                                  =============  =============      =============  =============
       Diluted                                       2,602,313      2,725,707          2,607,402      3,034,506
                                                  =============  =============      =============  =============


                See Accompanying Notes to Consolidated Financial Statements.

                                               4 OF 16

                    DETWILER, MITCHELL & CO.

              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                ---------------------------------------
                                                                      2001                   2000

                                                                ---------------         ---------------
                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $  (137,579)            $   530,475
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                      150,238                 167,493
  Amortization of intangibles                                         58,500                   4,500
  Amortization of purchased servicing rights                          60,987                  60,987
  Impairment of non-marketable investment                                  -                 750,000
                                                                ---------------         ---------------
    Sub-total                                                        132,146               1,513,455

Changes in:
  Deposits with clearing organizations                              (453,610)                (59,466)
  Receivables from brokers, dealers and clearing organizations       378,865                 994,760
  Due from customers                                                (883,117)              5,173,765
  Securities borrowed                                              2,761,400              (4,766,600)
  Other assets                                                      (456,377)                524,917
  Payables to brokers, dealers and clearing organizations             21,846                 671,890
  Due to customers                                                (2,291,637)              3,604,849
  Salaries and commissions payable                                  (706,611)                      -
  Accounts payable and accrued liabilities                          (235,636)               (482,742)
                                                                ---------------         ---------------
    Net cash provided by (used in) operating activities           (1,732,731)              7,174,828
                                                                ---------------         ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of K&S, net of cash acquired                          (1,200,000)                      -
Purchase of marketable investments                                  (112,603)                      -
Purchase of non-marketable investments                               (54,545)               (357,135)
Capital expenditures                                                (325,474)               (154,844)
                                                                ---------------         ---------------
    Net cash used in investing activities                         (1,692,622)               (511,979)
                                                                ---------------         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in notes payable                               2,100,000              (3,000,000)
Proceeds from exercise of common stock options                             -                  22,500
Purchase and retirement of common stock                              (38,156)             (2,416,062)
                                                                ---------------         ---------------
    Net cash provided by (used in) financing activities            2,061,844              (5,393,562)
                                                                ---------------         ---------------
    Net increase (decrease) in cash                               (1,363,509)              1,269,287

Cash and cash equivalents at beginning of period                   2,737,434               1,272,826
                                                                ---------------         ---------------
Cash and cash equivalents at end of period                       $ 1,373,925             $ 2,542,113
                                                                ===============         ===============
CASH PAYMENTS:
  Interest expense                                               $    24,613             $   126,778
                                                                ===============         ===============
  Income taxes                                                   $   574,130             $    14,333
                                                                ===============         ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Increase in other assets                                       $    40,000             $         -
                                                                ===============         ===============
  Increase in intangible assets                                  $    22,500             $         -
                                                                ===============         ===============
  Increase in notes payable                                      $   300,000             $         -
                                                                ===============         ===============
  Increase in common stock                                       $       250             $         -
                                                                ===============         ===============
  Increase in paid-in-capital                                    $    62,250             $         -
                                                                ===============         ===============



                  See Accompanying Notes to Consolidated Financial Statements

                                                   5 of 16

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


                           6 of 16

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

     Net Capital Requirements - Certain subsidiaries of the
Company are subject to broker-dealer net capital requirements. At
September 30, 2001, each broker-dealer subsidiary was in compliance with its net capital requirement.

     Use of Estimates - The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the accompanying financial statements. Actual results could vary from the estimates that were used.

NOTE 3. EARNINGS PER SHARE

     Basic and diluted net income (loss) per share and weighted average shares outstanding follows:


                                             FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                          -------------------------   ------------------------
                                             2001          2000           2001        2000
                                          -----------   -----------   -----------  -----------

Net income (loss)                         $ (172,900)   $  151,423    $ (137,579)  $  530,475
                                          ===========   ===========   ===========  ===========

Net income (loss) per share:
  Basic                                   $    (0.07)   $     0.06    $    (0.05)  $     0.18
                                          ===========   ===========   ===========  ===========
  Diluted                                 $    (0.07)   $     0.06    $    (0.05)  $     0.17
                                          ===========   ===========   ===========  ===========

Weighted average shares outstanding:

  Basic                                    2,602,313     2,723,375     2,604,591    2,999,769

   Incremental shares assumed outstanding
    from exercise of stock options                 -         2,332         2,811       34,737
                                          -----------   -----------   -----------  -----------

  Diluted                                  2,602,313     2,725,707     2,607,402    3,034,506
                                          ===========   ===========   ===========  ===========


                                   7 of 16

                    DETWILER, MITCHELL & CO.

NOTE 4. NON-MARKETABLE INVESTMENTS

     The Company wrote-down its investment in OptiMark by $500,000, $250,000 and $250,000 in the first, third and fourth quarters of 2000, respectively, based upon information received in the respective quarters indicating impairment of the investment.

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

NOTE 7. ACQUISITION OF K. & S., INC.

     The Company acquired K&S effective January 1, 2001. K&S is one of the largest independently owned specialist operations on
the Boston Stock Exchange and was formed 23 years ago.   Revenues
of Detwiler, Mitchell & Co. for the three and nine month periods ended September 30, 2001 include $569,000 and $1,965,000, respectively, of principal transactions from the operations of K&S. If the acquisition had been in effect at January 1, 2000, pro forma revenues for the three and nine month periods ended September 30, 2000 would have increased by $895,000 and $3,103,000, respectively.

                         8 of 16

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

STATEMENT OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED
SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTH PERIOD ENDED
SEPTEMBER 30, 2000

     Net loss of $173,000 or $0.07 per share - basic and diluted, on 2.6 million diluted weighted average shares outstanding, for the three months ended September 30, 2001 compared to net income of $151,000 or $0.06 per share - basic and diluted, on 2.7 million basic and diluted weighted average shares outstanding, for the quarter ended September 30, 2000.

     Total revenues for the quarter ended September 30, 2001 were $4,005,000, a decrease of $518,000 or 11%, compared to $4,523,000 for the same period in 2000. The decrease primarily results from market conditions; principally lower volumes, market instability and a reduced number of trading days, partially offset by the revenues associated with the acquisition of K&S beginning January 1, 2001.

     Commission revenues for the quarter ended September 30, 2001 were $2,839,000, an increase of $98,000 compared to the same period last year primarily due to higher institutional commissions partially offset by lower retail commissions due to market conditions.

     Principal transaction revenues for the quarter ended September 30, 2001 were $899,000, a decrease of $490,000 compared to the same period last year. The decrease results from sharply lower principal transaction revenues at Fechtor Detwiler from reduced client trading activities partially offset by revenues from the K&S acquisition.

     Investment banking revenues for the quarter ended September
30, 2001 were $99,000, an increase of $55,000 compared to the same period last year due to revenues earned on several investment banking consulting engagements during the third quarter of 2001.

     Interest income for the quarter ended September 30, 2001 was $85,000, a decrease of $121,000 compared to the same period last year due to significantly reduced customer margin account balances and lower interest rates.

     Compensation and benefits expense of $2,255,000 for the quarter ended September 30, 2001 decreased $468,000 compared to the same period last year due primarily to reduced commissions on lower transaction revenues and to a lesser degree, fewer operating employees.

                           9 of 16

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

STATEMENT OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED
SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTH PERIOD ENDED
SEPTEMBER 30, 2000 (CONTINUED)

     General and administrative expense of $693,000 for the quarter ended September 30, 2001 increased $312,000 compared to the same period last year due primarily to the start-up costs associated with the establishment of DMC UK and expenses of K&S.

     Execution costs of $752,000 for the quarter ended September
30, 2001 increased $165,000 compared to the same period last year primarily due to execution costs at K&S.

     Occupancy, communications and systems expense of $415,000 increased $125,000 compared to the same period last year due primarily to costs at DMC UK and K&S as well as trading system enhancements at Fechtor Detwiler.

     Interest expense of $6,000 for the quarter ended September 30, 2001 decreased $31,000 compared to the same period last year due to lower average notes payable balances from significantly reduced customer margin accounts as well as lower interest rates.

     Income tax expense of $37,000 for the three months ended
September 30, 2001 represents combined federal and state income tax benefit on loss before income taxes adjusted for non-deductible amortization of intangibles and certain general and administrative expenses. Offsetting the current period income tax benefit is a reserve of $60,000 established for a deferred income tax asset.

     The investment in OptiMark was written down by $250,000, or 25%, in the third quarter of 2000, representing a net adjustment of $150,000 after income tax benefit, based upon information received indicating impairment of the investment.

STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30,
2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

     Net loss of $138,000, $0.05 per share - basic and diluted on
2.6 million weighted average shares outstanding, for the nine months ended September 30, 2001 compared to net income of $530,000, $0.18 per share - basic and $0.17 per share diluted on 2.9 million basic and 3.0 million diluted weighted average shares outstanding, for the nine months ended September 30, 2000.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") were $228,000 for the nine months ended September 30, 2001 compared to EBITDA of $1,415,000 for the same period last year.

     Total revenues for the nine months ended September 30, 2001 were $15,734,000, an increase of $800,000 or 5%, compared to $14,933,000 for the same period last year. The increase primarily results from the acquisition of K&S, partially offset by lower volumes and market instability and a reduced number of trading days.

     Principal transaction revenues for the nine months ended September 30, 2001 were $4,154,000, a decrease of $403,000 compared to the same period last year. The decrease results from sharply lower principal transaction revenues at Fechtor Detwiler and partially offset by $2.0 million of revenues attributable to K&S.

     Investment banking revenues for the nine months ended
September 30, 2001 were $619,000, a decrease of $125,000 compared to the same period last year due to lower investment banking activities during 2001 reflective of current market conditions.

     Interest income of $287,000 decreased $436,000 compared to the same period last year due to significantly reduced customer margin account balances and lower interest rates.


                        10 of 16

ITEM  2.    MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

STATEMENT OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER
30, 2001 COMPARED TO THE NINE MONTH PERIOD ENDED
SEPTEMBER 30, 2000 (CONTINUED)

     Compensation and benefits expense of $9,432,000 for the nine months ended September 30, 2001 increased $554,000 compared to the same period last year primarily due to compensation and benefits expense at DMC UK and K&S. Such increases were partially offset by lower commissions on reduced principal transaction and retail commission revenues.

     General and administrative expense of $1,964,000 for the nine month period ended September 30, 2001 increased $271,000 compared to the same period last year due primarily to the start-up costs associated with the establishment of DMC UK and expenses of K&S, partially offset by higher general and administrative expenses last year for Fechtor Detwiler operations.

     Execution costs of $3,230,000 for the nine month period ended September 30, 2001 increased $1,651,000 compared to the same period last year primarily due to execution costs at K&S.

     Occupancy, communications and systems expense of $1,091,000 increased $245,000 compared to the same period last year due primarily to costs at DMC UK and K&S as well as trading system enhancements at Fechtor Detwiler.

     Interest expense of $32,000 for the nine months ended
September 30, 2001 decreased $176,000 from the same period last year primarily due to lower average notes payable balances and interest rates.

     Income tax expense of $64,000 for the nine months ended September 30, 2001 represents combined federal and state income tax benefit on loss before income taxes adjusted for non-deductible amortization of intangibles and certain general and administrative expenses. Offsetting the current period income tax benefit is a reserve of $60,000 established for a deferred income tax asset.

     The investment in OptiMark was written down by $750,000, or 75%, during 2000, representing a net adjustment of $450,000 after income tax benefit, based upon information received in the respective quarters indicating impairment of the investment.

CAPITAL RESOURCES AND LIQUIDITY

     The Company finances its activities primarily from cash generated by operations, borrowings from its lines of credit and stockholders' equity.

     Cash and cash equivalents at September 30, 2001 of $1,374,000 decreased $1,364,000 from December 31, 2000 primarily the result of the $1.2 million cash payment for the K&S acquisition. The acquisition of K&S also included 25,000 shares of common stock valued at $62,500 and a note payable of $300,000.

     Fechtor Detwiler has two revolving line of credit facilities. Maximum borrowings under the combined credit facilities is $15,000,000 and each facility is due on demand.
Total borrowings under these lines of credit facilities totaled
$1,600,000 at September 30, 2001.

     DMC UK received approval to operate in the UK on July 30, 2001. Accordingly, its investment banking and research production activities have commenced. Results for the nine month period ended September 30, 2001 includes $578,000 in total expenses, which includes the seven month regulatory approval and the startup phase of the UK operations and nominal commission revenues.

                          11 of 16

ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

STRATEGIC OUTLOOK

     During 2001, the Company continued its efforts to identify revenue enhancement opportunities and cost reductions, while ensuring clients continue to receive the quality service and research information they expect. Market conditions, however, were difficult. As a result, revenues from principal transactions decreased sharply due to a lack of client volume and decimalization reduced the level of trading profits at the brokerage firm and at K&S, the Company's specialist operation, from levels experienced prior to April 1, 2001. With respect to DMC UK, the regulatory approval process was significantly longer than anticipated resulting in the occurrence of greater than expected startup and operating costs. Additionally, when licensing was approved by the UK regulatory authority, the significantly weakened global financial market greatly diminished revenue generation opportunities for this startup venture. At Fechtor Detwiler, retail commissions and associated interest revenue on customer margin accounts were lower due to diminished transaction volumes. Finally, demand for investment banking products and services was almost non-existent. Increases in institutional sales, however, were achieved from the strength of the Company's "Channel Notes" research information on the semiconductor equipment manufacturing, semiconductor microprocessor and memory, and networking industries.

     For some period of time, the Compensation Committee of the Board of Directors and an industry consultant have been addressing the compensation plan of each revenue production department to ensure the interests of employees and stockholders are aligned.
A new compensation plan will soon be implemented which aligns total compensation with the interests of stockholders and is consistent with industry standards.

     On or about October 12, 2001, Andrew Detwiler, Director and President of the Company and Director and CEO of Fechtor Detwiler, and several members of the institutional sales, research and trading departments resigned. While there will be an initial, adverse impact on revenues and earnings, steps have been initiated to build and expand the institutional sales and research departments. These personnel changes, will allow Fechtor Detwiler to recruit highly skilled research analysts and expand and enhance industry coverage. Additionally, the weaknesses in the financial service and technology industries have made available competent candidates, which the Company believes will facilitate hiring skilled professionals.

     Management continues to identify revenue enhancement and cost reduction opportunities. On October 9, 2001, an independent brokerage initiative was begun with the addition of twenty six
(26) non-salaried financial planners, all independent contractors, who are paid approximately 90% of their commission revenues. Fechtor Detwiler receives approximately 10% of commission revenues to process and clear equity trades, mutual fund trades and annuity sales. In May 2001, the Company established a floor brokerage operation at the Boston Stock
Exchange, which has already had a substantive impact in reducing both execution and clearing costs. DMC UK is now generating agency commission revenues from its alternative energy industry research information and the "Channel Research" notes. Finally, K&S is expected to begin trading approximately forty (40) NASD stocks in the next few weeks upon completion of the regulatory approval process.

RECENT ACCOUNTING DEVELOPMENTS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires that all business combinations initiated after September 30, 2001 be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions. The new standard also requires identified intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria.


                            12 of 16

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENT ACCOUNTING DEVELOPMENTS (CONTINUED)

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

      SFAS No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143) was issued in June 2001 and requires the fair value of a liability for an asset retirement obligation to be recorded in the period in which it is incurred. The associated asset retirement costs must be capitalized as part of the carrying amount of the long-lived asset. The standard is effective for fiscal years beginning after June 15, 2002. SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) was issued in August 2001 and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact SFAS No. 143 and SFAS No. 144, if any, have on its financial position and results of operations

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT

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

                        13 of 16

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT (CONTINUED)


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

                                 14 of 16

PART II.  OTHER INFORMATION


ITEM 5.   OTHER INFORMATION.
          -----------------

     On October 17, 2001, the Company filed a report on Form 8-K regarding the resignation of Andrew Detwiler, President and Director of the Company and CEO and director of the Company's principal, broker-dealer subsidiary, Fechtor, Detwiler & Co.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     a.)  Exhibits.

          The following Exhibits are filed herewith:

          99.1 On November 6, 2001, the Company issued a press release containing its financial results for the third quarter ended September 30, 2001.




                          15 of 16

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

                                        /s/ Detwiler, Mitchell & Co.
                                        ----------------------------
                                                Registrant


Date: November 7, 2001                   /s/ JAMES K. MITCHELL
                                       -------------------------------------
                                        James K. Mitchell
                                        Chairman and Chief Executive Officer


Date: November 7, 2001                   /s/ STEPHEN D. MARTINO
                                       -------------------------------------
                                        Stephen D. Martino
                                        Chief Financial Officer and
                                        Principal Accounting Officer





                             16 of 16