Form 10-K405
period 2001-12-31
DETWILER MITCHELL & CO
filed 2002-03-15
CIK 746425

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____ to ____

Commission file number: 0-12926

                            DETWILER, MITCHELL & CO.
             (Exact name of registrant as specified in its charter)

                               Delaware                                                     95-2627415
-----------------------------------------------------------------------        --------------------------------------
    (State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)

                   225 Franklin Street, Boston, MA                                             02110
-----------------------------------------------------------------------        --------------------------------------
               (Address of principal executive offices)                                      (Zip Code)

        Registrant's telephone number, including area code: 617-451-0100

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class               Name of each exchange on which registered
---------------------------        ---------------------------------------------
       Common Stock                               Pacific Exchange

           Securities registered pursuant to Section 12(g) of the Act:
   ---------------------------------------------------------------------------
                     Common Stock, Par Value $.01 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]     NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on March 1, 2002, as reported on the Nasdaq SmallCap Market, was approximately $1,858,080. Shares of common stock held by each officer and director of the registrant and by each person who owns 5% or more of the registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

    As of March 1, 2002, the registrant had 2,652,357 shares of common stock,
                    $0.01 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders which is presently expected to be held on May 20, 2002, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or before April 22, 2002 and is referred to herein as the "Proxy Statement," are incorporated herein by reference into Part III hereof as provided in such Part.

                            DETWILER, MITCHELL & CO.

                               INDEX TO FORM 10-K

                                                                                                             Page
                                                                                                             ----
PART I.

Item 1.         Business .................................................................................      3
Item 2.         Properties ...............................................................................      7
Item 3.         Legal Proceedings ........................................................................      8
Item 4.         Submission of Matters to a Vote of Security Holders ......................................      8

PART II.

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters ....................      9
Item 6.         Selected Financial Data ..................................................................     10
Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations ....     11
Item 7a.        Quantitative and Qualitative Disclosures About Market Risk ...............................     16
Item 8.         Financial Statements and Supplementary Data ..............................................     17
                    Consolidated Statement of Financial Condition at
                        December 31, 2001 and December 31, 2000 ..........................................     17
                    Consolidated Statement of Operations for the years ended
                        December 31, 2001, 2000 and 1999 .................................................     18
                    Consolidated Statement of Changes in Stockholders' Equity for the years ended
                        December 31, 2001, 2000 and 1999 .................................................     19
                    Consolidated Statement of Cash Flows for the years ended
                        December 31, 2001, 2000 and 1999 .................................................     20
                    Notes to Consolidated Financial Statements ...........................................     21
                    Independent Accountant's Reports .....................................................     32
Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .....     34

PART III.

Item 10.        Directors and Executive Officers of the Registrant .......................................     34
Item 11.        Executive Compensation ...................................................................     34
Item 12.        Security Ownership of Certain Beneficial Owners and Management ...........................     34
Item 13.        Certain Relationships and Related Transactions ...........................................     34

PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K .........................     35

Signatures ...............................................................................................     37

PART I

Item 1. Description of Business

General

     Detwiler, Mitchell & Co. is the holding company for its four principal operating subsidiaries: Fechtor, Detwiler & Co., Inc., an investment banking and brokerage company headquartered in Boston, MA; K. & S., Inc. ("K&S"), a specialist firm with operations on the Boston Stock Exchange; James Mitchell & Co., a financial services company located in San Diego, CA; and Detwiler, Mitchell & Co. (UK) Limited ("DMC UK"), an institutional sales and investment banking firm headquartered in London, England.

Fechtor, Detwiler & Co., Inc.

     Fechtor, Detwiler & Co., Inc. ("Fechtor Detwiler" or the "Firm") is a New England regional securities brokerage and investment banking firm headquartered in Boston, Massachusetts. The Firm was founded in 1962 as a sole proprietorship and was incorporated in 1971. Fechtor Detwiler currently has two offices in Massachusetts and three offices in Connecticut. The Firm's business activities include focused equity research, institutional and retail securities brokerage, trading in equity securities as a market maker, and investment banking activities. Institutional sales are conducted from the Boston office and retail sales are conducted through registered private client representatives in all five offices of Fechtor Detwiler. Trading and investment banking activities are conducted from the Boston office.

Research Services

     Fechtor Detwiler's research activities are focused on industry channels of distribution and on individual companies. The Firm conducts research on companies which may not be covered by research analysts at other firms. Fechtor Detwiler believes these companies may have potential for significant growth. Research services are very important to the revenue-generating activities of the Firm.

Institutional Brokerage

     Fechtor Detwiler executes securities transactions for institutional investors such as investment partnerships, mutual funds, insurance companies, and pension and profit sharing plans. Institutional investors normally purchase and sell securities in large quantities, which require special marketing and trading expertise. Fechtor Detwiler believes that a significant portion of its institutional brokerage commissions are received as a consequence of providing such institutions with research it develops from industry channels. The Firm provides its institutional brokerage services to an international client base.

     Transactions for institutional investors are executed with the Firm acting as agent with commissions negotiated with its institutional customers.

Retail Brokerage

     Revenues from retail brokerage activities are generated primarily through customer purchases and sales of equity securities. The Firm also processes orders for bonds, and the purchase and sale of mutual funds and other securities. Commissions are charged on both listed and over-the-counter agency transactions. When Fechtor Detwiler executes over-the-counter transactions as a dealer, it charges a markup or markdown in lieu of commissions.

     Retail commissions are charged in accordance with a commission schedule comparable to full-service retail brokerage firms. Commission discounts may be granted on certain transactions. The Firm does not attempt to compete with the commission rates charged by brokerage firms generally referred to as "discount brokers." The largest portion of Fechtor Detwiler's retail clients are individuals who reside in the Northeastern United States. The Firm is not dependent on any single client for a significant portion of its revenues.

         Fechtor Detwiler provides margin accounts which allow the customer to pay less than the full cost of securities purchased, with the balance provided by the Firm as a loan secured by the securities purchased. Margin loans are subject to the requirements of the Board of Governors of the Federal Reserve System as well as Fechtor Detwiler's internal policies. In permitting customers to purchase securities on margin, Fechtor Detwiler bears the risk of a market decline which could reduce the value of its collateral below customers' indebtedness.

         In addition to securities brokerage and margin lending services, the Firm also provides its retail clients specialized financial services including equity research, individual retirement accounts and money market products.

Investment Banking

         Fechtor Detwiler participates in both public offerings and private corporate placements as a manager or as a member of an underwriting syndicate or selling group. Corporate offerings principally involve common stock or other equity securities issued by corporations. Fechtor Detwiler markets private offerings of corporate securities and provides valuation and financial advisory services for mergers, acquisitions and other corporate purposes.

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

Merchant Banking

         The Company from time to time may engage in merchant banking activities to include equity investments in private placements as well as direct equity investments. Investment opportunities considered attractive will include those perceived to be strategic or where a sound investment opportunity exists.

Operations

         During fiscal 2001, Fechtor Detwiler cleared its own securities transactions utilizing a brokerage accounting system provided by a third-party service bureau. In a self-clearing mode, customer transactions are recorded daily on a settlement date basis; generally three business days after the trade date for equity and debt transactions and one business day after the trade date for option transactions. The Firm's compliance department monitors customer transactions to ensure they are conducted in accordance with applicable laws, rules, regulations and internal policies. Periodic reviews of internal controls are conducted and administrative and operations personnel meet frequently to review operational conditions.

DMC Financial Services

         In October 2001, Fechtor Detwiler began to operate an independent representative program through a newly created division called DMC Financial Services. DMC Financial Services allows independent representatives to process securities, mutual funds and insurance products through Fechtor Detwiler (as broker) and James Mitchell & Co.'s subsidiaries in exchange for a percentage of commissions and other fees.

Change from a Self-Clearing to a Fully Disclosed Broker Dealer

         In February 2002, Fechtor Detwiler engaged National Financial Services LLC ("NFS"), a wholly owned subsidiary of Fidelity Investments, to clear customer transactions on a fully disclosed basis. Effective on or about April 26, 2002, customer accounts and related transactions of the Firm will be processed by NFS. Accordingly, Fechtor Detwiler will no longer be a self-clearing broker dealer and will no longer hold funds on behalf of its customers. As a result, the NASD minimum net capital requirement will be reduced to $100,000, from the current requirement of $250,000, upon completion of the conversion. However, Fechtor Detwiler has agreed with NFS to maintain regulatory net capital of $500,000 through December 31, 2002, increasing to $750,000 through June 30,

2003, and $1,000,000 on July 1, 2003 and beyond. Additionally, the Firm has agreed with NFS to maintain a $250,000 escrow clearing deposit until July 2003 when it will then be reduced to $100,000.

         Management's decision to change from a self-clearing broker dealer to a fully disclosed broker dealer was based upon several factors. Most significant were the competitive environment of the securities industry, expanded products and services the Firm will be able to offer its customers, business risks associated with remaining a self-clearing broker dealer, increased insurance coverage for customer accounts, and the ability to retain and hire competent retail broker and financial planning sales professionals because of enhanced products and services offered by NFS. Additionally, the net operating costs of the Firm are not expected to increase significantly when the conversion from a self-clearing broker dealer to a fully disclosed broker dealer has been completed.

         The aforementioned actions will have a significant impact on Fechtor Detwiler's balance sheet and liquidity. Upon conversion, NFS will pay Fechtor Detwiler for balances due from customers, securities borrowed, and receivables from brokers, dealers and clearing organizations. Conversely, Fechtor Detwiler will pay NFS for assuming its liabilities due to customers, and payables to brokers, dealers and clearing organizations. Fechtor Detwiler will use the net proceeds received from NFS to fully pay off advances under its lines of credit. After conversion, balances in receivables and payables to brokers, dealers and clearing organizations will no longer be necessary and certain clearing deposits with the National Securities Clearing Corporation ("NSCC") and Deposit Trust Co. ("DTC") will be returned. Furthermore, Fechtor Detwiler's lines of credit will terminate. Thus, liquidity of Fechtor Detwiler will be enhanced from increases in cash made available from the transfer of due from customer balances and securities borrowed to NFS and the return of certain clearing deposits from both the NSCC and DTC.

James Mitchell & Co.

         James Mitchell & Co. and its subsidiaries, JMC Financial Corporation and JMC Insurance Services Corporation (collectively, "JMC") were founded in 1983 and are located in San Diego, California. JMC provides annuity, insurance and mutual fund sales and support services for certain financial institutions and life insurance companies and the related servicing of tax-advantaged annuities, insurance products and mutual funds.

         JMC earns fees based on the accumulated asset value of the accounts being serviced. JMC also earns commissions and fees from new product sales and from providing back office services for DMC Financial Services, which is the correspondent representative program of Fechtor Detwiler.

K.& S., Inc.

         K&S was acquired effective January 1, 2001. K&S is one of the largest independently owned specialist operations on the Boston Stock Exchange and was formed 23 years ago. The Company determined in early 2002 that K&S will no longer pursue the trading of NASDAQ securities due to outside technical difficulties causing delays in receiving meaningful order flow and market uncertainties for this line of business.

Detwiler, Mitchell & Co.(UK)Limited

         DMC UK commenced operations on July 30, 2001 and conducts institutional sales and investment banking activities throughout the UK and Europe. DMC UK professionals have significant international investment experience and specialize in the alternative energy industry; principally fuel cell technology companies. The DMC UK staff also assists the Fechtor Detwiler research department in the gathering of information for research reports related to fuel cell companies.

Competition

         The Company is engaged in the highly competitive securities brokerage and financial services businesses competing with regional securities brokerage firms, large national and international securities firms, and discount brokerage firms. To an increasing degree, the Company also competes for various segments of the financial services business with other institutions such as commercial banks, mutual fund companies and investment advisory and financial planning firms. In addition to the competition for retail investment business, there is substantial competition among firms in the securities industry to attract and retain experienced and productive client representatives.

         Large competitors are able to advertise their products and services on a national or regional basis and have a far greater number and variety of distribution outlets for their products. Discount brokerage firms market their services through aggressive pricing and promotional efforts. Such other competitors generally have more extensive investment banking activities and, therefore, possess a securities distribution advantage.

         Advancements in computing and communications technology are substantially changing the means by which financial services are delivered. These changes provide consumers with more direct access to a wide variety of financial and investment services, including market information and on-line trading and account information. Advancements in technology also create demand for more sophisticated levels of client services which may entail considerable cost without an offsetting source of revenue. Although the Company is committed to utilizing technological advancements to provide a high level of client service, many of its competitors have far greater technological resources at their disposal.

Regulation

         The securities industry in the United States is subject to extensive regulation under Federal and state laws. The Securities and Exchange Commission ("SEC") is the Federal agency charged with administration of the Federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national and regional securities exchanges. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) which govern the industry.

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

         One of the most important regulations with which the broker-dealer subsidiaries of the Company must continually comply is SEC Rule 15c3-1, which requires all broker-dealers to maintain a minimum amount of net capital. These rules, under the alternative method, prohibit a broker or dealer from engaging in any securities transactions at a time when its net capital is less than 2% of aggregate debit items arising from customer transactions. In addition, restrictions may be imposed on the operations of a broker or dealer if its net capital is less than 5% of aggregate debit items. At December 31, 2001, the net capital of Fechtor Detwiler, JMC Financial Corporation and JMC Investment Services exceeded their respective minimum reserve requirements of $250,000, $5,000 and $5,000 by $885,000, $62,000 and $2,000, respectively.

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

Strategic Outlook

         During 2001, the Company continued its efforts to identify revenue enhancement opportunities and cost reductions, while ensuring clients continue to receive the quality service and research information they expect. Market conditions, however, were difficult. As a result, revenues from commissions and principal transactions decreased sharply due to a lack of client volume. Decimalization reduced the level of trading profits at both Fechtor Detwiler and K&S from levels experienced prior to April 1, 2001. With respect to DMC UK, the regulatory approval process was significantly longer than anticipated resulting in the occurrence of greater than expected start-up and operating costs. Additionally, when licensing was approved by the UK regulatory authority, the significantly weakened global financial markets greatly diminished initial revenue generation opportunities for this startup venture. At Fechtor Detwiler, retail commissions and associated interest revenue on customer margin accounts were lower due to diminished transaction volumes and balances. Finally, demand for investment banking products and services was almost non-existent. Increases in institutional sales, however, were achieved from the strength of the Company's "Channel Notes" research information on the semiconductor equipment manufacturing, semiconductor microprocessor and memory, and networking industries.

         For some period of time, the Compensation Committee of the Board of Directors and an industry consultant have been addressing the compensation plan of each revenue production department to ensure the interests of employees and stockholders were aligned. Effective December 1, 2001, a new compensation plan was implemented for institutional sales, research and trading professionals which management believes aligns total compensation with the interests of stockholders and is more consistent with changing industry standards as described below.

         In October 2001, the Managing Director of Research of Fechtor Detwiler was asked to resign. Shortly thereafter, Andrew Detwiler, Director and President of the Company and Director and CEO of Fechtor Detwiler, and several members of the institutional sales, research and trading departments resigned. Subsequently, there was an adverse impact on revenues and earnings. However, the aforementioned personnel changes have allowed Fechtor Detwiler to hire three highly skilled research analysts, which has expanded and enhanced its research industry coverage, and one institutional sales representative. Additionally, the weaknesses in the financial services and technology industries have made available competent candidates, which the Company believes has and will continue to facilitate hiring skilled professionals.

         Management continues to identify revenue enhancement and cost reduction opportunities. On October 9, 2001, an independent brokerage initiative was begun, DMC Financial Services, with the addition of 26 non-salaried financial planners, all independent contractors. Fechtor Detwiler receives a portion of their commission revenues and other fees to process equity trades, mutual fund trades and annuity sales. DMC UK has begun to generate agency commissions and investment banking revenues using its alternative energy industry research information, client relationships and the "Channel Research" notes provided by Fechtor Detwiler.

         The new compensation plan was implemented at Fechtor Detwiler December 1, 2001 with the following major provisions: payouts to institutional salesmen, research analysts and traders decreased from a combined 62% to 48% (a 23% reduction); execution costs and certain direct sales expenses will be shared by employees and the Firm; employees will be paid a guaranteed salary; bonuses earned in excess of the guaranteed salary will be deferred with 75% being paid annually on a staggered basis (by department) and 25% paid over a three-year vesting period beginning the following year. Deferred bonuses will be forfeited by any employee upon termination. Additionally, all institutional salesmen, research analysts, and trading employees executed an employment and non-compete agreement with the Firm in consideration for significant stock option grants and the aforementioned restructured compensation plan.

Employees

         At December 31, 2001, the Company had 56 employees, none of whom are covered by, or parties to, a collective bargaining agreement. The success of Detwiler, Mitchell & Co. is highly dependent upon its continuing ability to hire, train and retain qualified staff. Management considers relations with its employees to be good.

Item 2. Properties

         Both the Company and Fechtor Detwiler use office space at 225 Franklin Street, Boston, Massachusetts. The lease for this space, which contains approximately 15,000 square feet, expires in 2007. The three branch operations for Fechtor Detwiler located in Connecticut are also leased. James Mitchell & Co. uses office space at 9710 Scranton Road, Suite 100, San Diego, California. The lease for this space, which contains approximately 2,500 square feet, expires in 2002. DMC UK leases office space at 117 Houndsditch, London, UK EC3. The underlease for this space, which contains approximately 2,100 square feet, expires in 2016 with an option to terminate the lease in 2006. Management believes its existing facilities are adequate for near-term needs.

Item 3. Legal Proceedings

         Seven former employees of Fechtor Detwiler filed a NASD arbitration against Fechtor Detwiler in November 2001. The dispute involves a former Managing Director of Research and Senior Institutional Salesperson of Fechtor Detwiler, who was asked to resign by the Company in October 2001. Immediately after the individual resigned, six other employees, the other six claimants in the arbitration along with the former Managing Director, then resigned. Claimants have filed this arbitration concerning their employment, alleging that the Company made misrepresentations to them about the terms and conditions of their employment, that they were, or constructively were, wrongfully terminated, and that the Company has made defamatory statements about them. The claim seeks injunctive relief and actual and punitive damages in millions of dollars of alleged but unspecified lost compensation.

         Subsequently, on December 17, 2001, the Company counterclaimed and filed a federal action seeking injunctive relief that has been stayed pending the arbitration. The Company intends to defend itself against the former employees' claims and to pursue its counterclaims vigorously.

         The Company believes that the arbitration claims by the seven former employees are without merit, that the alleged damages are unsubstantiated, and that their filing the arbitration was intended as a preemptive tactic after Fechtor Detwiler indicated to the former employees that it intended to protect its proprietary rights, if necessary. Fechtor Detwiler has answered denying any liability whatsoever to the former employees, and asserted counterclaims.

         Certain of the former employees involved in the arbitration proceeding are working for competing ventures, Blackfin Research Co., Inc. and Avian Securities, Inc. The Company has asserted counterclaims against the former employees, Blackfin and Avian for breach of the duty of loyalty, trademark infringement and misappropriation of the Company's proprietary information, including the Company's customer lists. The Company seeks preliminary injunctive relief and damages for the former employees' trademark infringement and misappropriation.

         The Company from time to time is subject to other legal proceedings and claims which arise in the ordinary course of its business. Management believes that resolution of these matters will not have a material adverse effect on the Company's results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The common stock of Detwiler, Mitchell & Co. (the "Company") is principally traded in the NASDAQ SmallCap Market ("SCM") under the symbol DMCO. At March 14, 2002, there were approximately 225 shareholders of record with approximately 703 beneficial owners. Four broker-dealers are presently market makers in the Company's common stock on the NASDAQ SCM. The Company is also listed on the Pacific Exchange ("PCX") under the symbol DEM, but the trading volume in the Company's common stock on the PCX is not material.

         The following table reflects the high and low sales prices of the Company's common stock in the NASDAQ market:

                                  Sales Price                                   Sales Price
                             -------------------                           --------------------
                               High        Low                                High       Low
                             -------------------                           --------------------
             2001                                         2000
         ---------------                          -------------------
         First Quarter        $4.500     $1.125       First Quarter          $7.500     $4.000
         Second Quarter       $3.750     $2.000       Second Quarter         $6.376     $2.752
         Third Quarter        $3.250     $1.000       Third Quarter          $5.252     $2.876
         Fourth Quarter       $2.900     $0.810       Fourth Quarter         $4.624     $2.252

         No dividends were paid by the Company during 2001. Dividends, if any, will be determined by the Board of Directors based upon profitability, cash availability and other considerations as deemed appropriate.

Item 6. Selected Financial Data

Years Ended December 31:                       2001              2000              1999              1998              1997
                                          ------------      ------------      ------------      ------------      ------------
Total revenues                            $ 18,652,022      $ 20,405,980      $ 15,154,363      $ 12,079,027      $ 12,118,371
Total expenses before
  settlement and merger costs               19,734,003        19,268,890        14,254,240        12,045,254        12,092,641
Settlement and merger costs                          -                 -         2,136,931                 -                 -
                                          ------------      ------------      ------------      ------------      ------------

Total expenses                              19,734,003        19,268,890        16,391,171        12,045,254        12,092,641
Income (loss) before
  income taxes                              (1,081,981)        1,137,090        (1,236,808)           33,773            25,730
Income tax (expense) benefit                  (336,992)         (509,335)          387,582           (25,792)          (21,183)
                                          ------------      ------------      ------------      ------------      ------------

  Net income (loss)                       $ (1,418,973)     $    627,755      $   (849,226)     $      7,981      $      4,547
                                          ============      ============      ============      ============      ============

Net income (loss) per share:

    Basic                                 $      (0.54)     $       0.22      $      (0.39)     $          -      $          -
                                          ============      ============      ============      ============      ============

    Diluted                               $      (0.54)     $       0.21      $      (0.39)     $          -      $          -
                                          ============      ============      ============      ============      ============

Weighted average shares
  outstanding:
    Basic                                    2,606,524         2,898,723         2,174,089         1,650,000         1,650,000
                                          ============      ============      ============      ============      ============

    Diluted                                  2,610,690         2,923,580         2,174,089         1,650,000         1,650,000
                                          ============      ============      ============      ============      ============

At December 31:                                2001              2000              1999              1998              1997
                                          ------------      ------------      ------------      ------------      ------------
Total assets                              $ 10,714,842      $ 13,342,796      $ 17,842,355      $ 10,546,820      $ 11,371,688
Total liabilities                            5,501,009         6,784,334         9,497,442         8,382,053         9,214,902
Total stockholders' equity                   5,213,833         6,558,462         8,344,913         2,164,767         2,156,786

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Detwiler, Mitchell & Co. is the holding company for its four principal operating subsidiaries, Fechtor, Detwiler & Co., Inc., an investment banking and brokerage company headquartered in Boston, MA; K. & S., Inc. ("K&S"), a specialist firm with operations on the Boston Stock Exchange; James Mitchell & Co., a financial services company located in San Diego, CA; and Detwiler, Mitchell & Co. (UK) Limited ("DMC UK"), an institutional sales and investment banking firm headquartered in London, England.

Statement of Operations for 2001 Compared to 2000

         Net loss was $1,419,000 or $0.54 per share - basic and diluted, on 2,607,000 basic and 2,611,000 diluted weighted average shares outstanding, for the year ended December 31, 2001. Net income was $628,000 or $0.22 per share - basic and $0.21 per share diluted, on 2,899,000 basic and 2,924,000 diluted weighted average shares outstanding, for the year ended December 31, 2000.

         The net loss for 2001 includes $852,000 of non-cash write-downs and adjustments consisting of a $400,000 reserve against a deferred income tax receivable, a $310,000 write-down of a non-marketable merchant banking investment and $142,000 of write-offs, primarily related to impaired purchased servicing rights. Net income for 2000 includes a write-down of $600,000, after income tax benefit of $400,000, from the impairment of a non-marketable investment.

         Total revenues for the year ended December 31, 2001 were $18,652,000 a decrease of $1,754,000 or 9%, compared to $20,406,000 for 2000. The decrease in revenues for 2001 primarily results from lower total commission and principal transaction revenues of $2,396,000 at Fechtor Detwiler, decreased commission revenues of $613,000 at JMC and reduced interest income of $567,000 and lower gains on investments of $599,000 at Fechtor Detwiler. Such decreases were partially offset by $2,486,000 of principal transaction revenues at K&S and commission revenues of $90,000 at DMC UK.

         Commission revenues for the year ended December 31, 2001 were $12,450,000, an increase of $454,000 compared to last year primarily due to higher institutional commissions from channel research information. Such increases were partially offset by lower retail commissions at Fechtor Detwiler and lower annuity sales commissions at JMC due to market conditions.

         Principal transaction revenues for the year ended December 31, 2001 were $4,873,000, a decrease of $962,000, or 17% compared to last year. The decrease primarily results from a decrease of $3,453,000 in principal transaction revenues at Fechtor Detwiler from reduced customer trading activities partially offset by $2,486,000 of principal transaction revenues at K&S which was acquired effective January 1, 2001.

         Investment banking revenues for the year ended December 31, 2001 were $905,000, a decrease of $176,000 compared to last year due primarily to market factors.

         Realized and unrealized gains (losses) on investments, net were $(283,000) compared to $317,000 in 2000. Results for 2001 include a write-down of $310,000 reflecting the decrease in fair value of a non-marketable merchant banking investment, partially offset by $32,000 of unrealized gains. Results for 2000 included an unrealized gain of $210,000 on the same non-marketable merchant banking investment.

         Interest income for the year ended December 31, 2001 was $353,000, a decrease of $557,000 compared to last year due to significantly reduced customer margin account balances, lower cash in banks and lower interest rates.

         Compensation and benefits expense of $11,554,000 for the year ended December 31, 2001 decreased $684,000 compared to last year principally due to lower principal transaction revenues at Fechtor Detwiler, partially offset by compensation and benefits expense in 2001 at K&S and DMC UK.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Statement of Operations for 2001 Compared to 2000 (Continued)

         General and administrative expense of $2,713,000 for the year ended December 31, 2001 increased $325,000 compared to last year due primarily to expenses incurred at K&S and DMC UK.

         Occupancy, communications and systems expense of $1,508,000 increased $380,000 compared to last year due primarily to costs at DMC UK and K&S as well as trading system enhancements at Fechtor Detwiler.

         Execution costs of $3,824,000 for the year ended December 31, 2001 increased $1,542,000 compared to last year due primarily to execution costs at K&S, partially offset by lower execution costs at Fechtor Detwiler due to lower principal transaction revenues and lower execution costs from the internalization of trading services.

         Interest expense of $57,000 for the year ended December 31, 2001 decreased $168,000 compared to the last year due to lower average notes payable balances from reduced customer margin accounts and lower interest rates. Partially offsetting the decrease in interest expense is interest on the $300,000 of promissory notes issued in connection with the K&S acquisition.

         Income tax expense of $337,000 for 2001 primarily results from the establishment of a $400,000 reserve against previously recorded deferred income taxes receivable, the reversal of an $80,000 deferred income tax payable from an unrealized gain on a non-marketable merchant banking investment previously recorded in 2000 and nominal state income tax benefit. Income tax expense of $509,000 for 2000 results from tax expense on income before income taxes.

Statement of Operations for 2000 Compared to 1999

         Net income of $628,000 or $0.22 per share - basic and $0.21 per share - diluted, on 2,899,000 basic and 2,924,000 diluted weighted average shares outstanding, for the year ended December 31, 2000 compared to net loss of $849,000 or $0.39 per share - basic and diluted, on 2,174,000 basic and diluted weighted average shares outstanding, for the year ended December 31, 1999. Net income includes a write-down of $600,000, after income tax benefit of $400,000, from the impairment of a non-marketable investment for the year ended December 31, 2000. The net loss for 1999 includes settlement and merger costs of $2,137,000 and non-cash compensation expense of $850,000.

         Total revenues for the year ended December 31, 2000 were $20,406,000 an increase of $5,252,000 or 35%, compared to $15,154,000 for 1999. The increase primarily results from increased commissions and principal transaction revenues from broker-dealer operations for 2000 compared to 1999. Additionally, twelve months of revenues of James Mitchell & Co. are included in 2000 compared to four months of revenues reported for 1999 reflecting the September 1, 1999 Merger date.

         Commission revenues for the year ended December 31, 2000 were $11,996,000, an increase of $3,918,000 compared to 1999 primarily due to higher institutional and retail commissions.

         Principal transaction revenues for the year ended December 31, 2000 were $5,835,000, an increase of $334,000 compared to 1999. The increase results from higher principal transaction revenues at Fechtor Detwiler from increased client trading activities.

         Investment banking revenues for the year ended December 31, 2000 were $881,000, an increase of $634,000 compared to 1999 due primarily to increased investment banking activity during 2000.

         Interest income for the year ended December 31, 2000 was $911,000, a decrease of $20,000 compared to 1999 due to slightly reduced customer margin account balances and lower interest rates.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Statement of Operations for 2000 Compared to 1999 (Continued)

         Compensation and benefits expense of $12,239,000 for the year ended December 31, 2000 increased $2,696,000 compared to 1999 due to variable commissions paid on higher transaction volume at Fechtor Detwiler and a full year of compensation and benefit expenses of James Mitchell & Co. Compensation and benefits expense for 1999 includes a non-recurring, non-cash compensation expense of $850,000 related to the Merger.

         Occupancy, communications and systems expense of $1,128,000 decreased $25,000 compared to 1999 due primarily to a slight reduction of space at Fechtor Detwiler.

         General and administrative expense of $2,388,000 for the year ended December 31, 2000 increased $747,000 compared to 1999 due to a full year of expenses of James Mitchell & Co. recorded in 2000.

         Execution costs of $2,282,000 for the year ended December 31, 2000 increased $766,000 compared to 1999 due primarily to increased execution costs transaction-based commission revenues paid to other broker-dealers.

         Interest expense of $225,000 for the year ended December 31, 2000 decreased $165,000 compared to 1999 due to lower average notes payable balances from reduced customer margin accounts.

         Income tax expense of $509,000 for 2000 results from tax expense on income before income taxes. Income tax benefit of $388,000 is for 1999 results from tax benefits on the loss before income taxes after adjustments of non-deductible expenses.

         The investment of $1,000,000 in OptiMark was written off during 2000, representing a net adjustment of $600,000 after income tax benefit, based upon information received indicating impairment of the investment.

Capital Resources and Liquidity

         The Company finances its activities primarily from cash generated by operations and stockholders' equity. Cash and cash equivalents at December 31, 2001 of $1,135,000 decreased $1,602,000 from December 31, 2000 primarily due to costs incurred for the acquisition of K&S and start-up costs and operating losses at DMC UK. At December 31, 2001, cash and cash equivalents included $746,000 of restricted funds consisting of clearing deposits with The Boston Stock Exchange and The Securities and Futures Authority.

         Fechtor Detwiler has two revolving line of credit facilities which are collateralized by securities in customer margin accounts. The maximum borrowings of the combined facilities are $15,000,000 and repayment of each facility is based on the underlying collateral. There were $1,800,000 of advances under such lines of credit at December 31, 2001.

         On January 25, 2001, the Company acquired K. & S., Inc., a specialist firm with operations at the Boston Stock Exchange effective January 1, 2001. The Company financed the acquisition with $1.2 million in cash (net of cash acquired), 25,000 in shares of common stock valued at $62,500 and a note payable of $300,000. The note payable earns interest at the prime rate and is due in two equal installments, of which $150,000 was paid in January 2002 and the balance is due in January 2003. K&S will no longer pursue the trading of NASDAQ securities due to outside technical difficulties causing delays in receiving meaningful order flow and market uncertainties for this line of business.

         DMC UK received approval to operate in the UK on July 30, 2001. Accordingly, its institutional sales and investment banking activities began on August 1, 2001. Net loss of DMC UK for 2001 was $672,000 and includes $416,000 in total expenses for the seven-month regulatory approval and the start-up phase of the UK operations prior to the commencement of operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital Resources and Liquidity (Continued)

         Additionally, as discussed below, National Financial Services LLC ("NFS"), a wholly owned subsidiary of Fidelity Investments, has been engaged to clear customer transactions on a fully disclosed basis. Upon completion of this conversion, the Company expects to enhance its liquidity and working capital. However, the Company will terminate its lines of credit at the time of conversion and will no longer have access to such lines of credit for working capital purposes.

Change from a Self-Clearing to a Fully Disclosed Broker Dealer

         In February 2002, Fechtor Detwiler engaged National Financial Services LLC ("NFS"), a wholly owned subsidiary of Fidelity Investments, to clear customer transactions on a fully disclosed basis. Effective on or about April 26, 2002, customer accounts and related transactions of the Firm will be processed by NFS. Accordingly, Fechtor Detwiler will no longer be a self-clearing broker dealer and will no longer hold funds on behalf of its customers. As a result, the NASD minimum net capital requirement will be reduced to $100,000, from the current requirement of $250,000, upon completion of the conversion. However, Fechtor Detwiler has agreed with NFS to maintain regulatory net capital of $500,000 through December 31, 2002, increasing to $750,000 through June 30, 2003, and $1,000,000 on July 1, 2003 and beyond. Additionally, the Firm has agreed with NFS to maintain a $250,000 escrow clearing deposit until July 2003 when it will then be reduced to $100,000.

         Management's decision to change from a self-clearing broker dealer to a fully disclosed broker dealer was based upon several factors. Most significant were the competitive environment of the securities industry, expanded products and services the Firm will be able to offer its customers, business risks associated with remaining a self-clearing broker dealer, increased insurance coverage for customer accounts, and the ability to retain and hire competent retail broker and financial planning sales professionals because of enhanced products and services offered by NFS. Additionally, the net operating costs of the Firm are not expected to increase significantly when the conversion from a self-clearing broker dealer to a fully disclosed broker dealer has been completed.

         The aforementioned actions will have a significant impact on Fechtor Detwiler's balance sheet and liquidity. Upon conversion, NFS will pay Fechtor Detwiler for balances due from customers, securities borrowed, and receivables from brokers, dealers and clearing organizations. Conversely, Fechtor Detwiler will pay NFS for assuming its liabilities due to customers, and payables to brokers, dealers and clearing organizations. Fechtor Detwiler will use the net proceeds received from NFS to fully pay off advances under its lines of credit. After conversion, balances in receivables and payables to brokers, dealers and clearing organizations will no longer be necessary and certain clearing deposits with the National Securities Clearing Corporation ("NSCC") and Deposit Trust Co. ("DTC") will be returned. Furthermore, Fechtor Detwiler's lines of credit will terminate. Thus, liquidity of Fechtor Detwiler will be enhanced from increases in cash made available from the transfer of due from customer balances and securities borrowed to NFS and the return of certain clearing deposits from both the NSCC and DTC.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act

         Any statements in this report that are not historical facts are intended to fall within the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking terminology as "expect", "look", "believe", "anticipate", "may", "will" or similar statements or variations of such terms. Any forward-looking statements should be considered in light of the risks and uncertainties associated with Detwiler, Mitchell & Co. and its businesses, economic and market conditions prevailing from time to time, and the application and interpretation of Federal and state tax laws and regulations, all of which are subject to material changes and which may cause actual results to vary materially from what had been anticipated. Certain factors that affect Detwiler, Mitchell & Co. include conditions affecting revenues, reliance on key personnel, competition, and regulatory and legal matters as follows:

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

         Regulatory and Legal Factors. The Company's business may be affected by developments or changes in applicable regulations, as well as by legal proceedings and claims arising from the conduct of its businesses.

Strategic Outlook

         During 2001, the Company continued its efforts to identify revenue enhancement opportunities and cost reductions, while ensuring clients continue to receive the quality service and research information they expect. Market conditions, however, were difficult. As a result, revenues from commissions and principal transactions decreased sharply due to a lack of client volume. Decimalization reduced the level of trading profits at both Fechtor Detwiler and K&S from levels experienced prior to April 1, 2001. With respect to DMC UK, the regulatory approval process was significantly longer than anticipated resulting in the occurrence of greater than expected start-up and operating costs. Additionally, when licensing was approved by the UK regulatory authority, the significantly weakened global financial markets greatly diminished initial revenue generation opportunities for this startup venture. At Fechtor Detwiler, retail commissions and associated interest revenue on customer margin accounts were lower due to diminished transaction volumes and balances. Finally, demand for investment banking products and services was almost non-existent. Increases in institutional sales, however, were achieved from the strength of the Company's "Channel Notes" research information on the semiconductor equipment manufacturing, semiconductor microprocessor and memory, and networking industries.

         For some period of time, the Compensation Committee of the Board of Directors and an industry consultant have been addressing the compensation plan of each revenue production department to ensure the interests of employees and stockholders were aligned. Effective December 1, 2001, a new compensation plan was implemented for institutional sales, research and trading professionals which management believes aligns total compensation with the interests of stockholders and is more consistent with changing industry standards as described below.

         In October 2001, the Managing Director of Research of Fechtor Detwiler was asked to resign. Shortly thereafter, Andrew Detwiler, Director and President of the Company and Director and CEO of Fechtor Detwiler, and several members of the institutional sales, research and trading departments resigned. Subsequently, there was an adverse impact on revenues and earnings. However, the aforementioned personnel changes have allowed Fechtor Detwiler to hire three highly skilled research analysts, which has expanded and enhanced its research industry coverage, and one institutional sales representative. Additionally, the weaknesses in the financial services and technology industries have made available competent candidates, which the Company believes has and will continue to facilitate hiring skilled professionals.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Strategic Outlook (Continued)

         Management continues to identify revenue enhancement and cost reduction opportunities. On October 9, 2001, an independent brokerage initiative was begun, DMC Financial Services, with the addition of 26 non-salaried financial planners, all independent contractors. Fechtor Detwiler receives a portion of their commission revenues and other fees to process equity trades, mutual fund trades and annuity sales. DMC UK has begun to generate agency commissions and investment banking revenues using its alternative energy industry research information, client relationships and the "Channel Research" notes provided by Fechtor Detwiler.

         The new compensation plan was implemented at Fechtor Detwiler December 1, 2001 with the following major provisions: payouts to institutional salesmen, research analysts and traders decreased from a combined 62% to 48% (a 23% reduction); execution costs and certain direct sales expenses will be shared by employees and the Firm; employees will be paid a guaranteed salary; bonuses earned in excess of the guaranteed salary will be deferred with 75% being paid annually on a staggered basis (by department) and 25% paid over a three-year vesting period beginning the following year. Deferred bonuses will be forfeited by any employee upon termination. Additionally, all institutional salesmen, research analysts, and trading employees executed an employment and non-compete agreement with the Firm in consideration for significant stock option grants and the aforementioned restructured compensation plan.

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

         The new standard is effective for fiscal years beginning after December 15, 2001, and must be adopted as of the beginning of a fiscal year. Retroactive application is not permitted. The Company adopted the new standard on January 1, 2002, and ceased the amortization of its intangible assets ("goodwill"), which totaled $78,000 for the year ended December 31, 2001. The Company is currently evaluating the potential impact of the standard's transitional impairment test on its financial position and results of operations.

         SFAS No. 143 "Accounting for Asset Retirement Obligations" (SFAS No.
143) was issued in June 2001 and requires the fair value of a liability for an asset retirement obligation to be recorded in the period in which it is incurred. The associated asset retirement costs must be capitalized as part of the carrying amount of the long-lived asset. The standard is effective for fiscal years beginning after June 15, 2002. SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets"(SFAS No. 144) was issued in August 2001 and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact SFAS No. 143 and SFAS No. 144, if any, have on its financial position and results of operations

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data

                            DETWILER, MITCHELL & CO.

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                 At December 31

                                                                            2001                2000
                                                                       ----------------    ----------------
ASSETS

Cash and cash equivalents                                               $    1,135,218      $    2,737,434
Deposits with clearing organizations                                           268,604             415,194
Receivables from brokers, dealers and clearing organizations                    15,093             535,836
Due from customers                                                           5,038,833           3,598,699
Securities borrowed                                                            445,400           3,279,900
Marketable investments, at fair value                                           31,995              15,681
Non-marketable investments, at fair value                                      250,000             510,000
Fixed assets, net                                                              565,933             437,850
Intangible assets, net                                                       1,567,885             123,385
Other                                                                        1,395,881           1,688,817
                                                                       ----------------    ----------------
        Total Assets                                                    $   10,714,842      $   13,342,796
                                                                       ================    ================


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Notes payable                                                       $    2,100,000      $            -
    Payable to brokers, dealers and clearing organizations                   1,410,829             117,811
    Due to customers                                                           929,737           4,035,739
    Salary and commissions payable                                             314,258           1,329,837
    Accounts payable and accrued liabilities                                   746,185           1,300,947
                                                                       ----------------    ----------------

        Total Liabilities                                                    5,501,009           6,784,334
                                                                       ----------------    ----------------

Contingencies (note 10)

Stockholders' Equity:
    Preferred stock, no par value; 5,000,000 shares authorized,
      none issued                                                                    -                   -
    Common stock, $0.01 par value; 20,000,000 shares authorized;
      2,652,357 and 2,589,313 shares outstanding
      at December 31, 2001 and 2000                                             26,523              25,893
    Paid-in-capital                                                          4,728,987           4,655,273
    Retained earnings                                                          458,323           1,877,296
                                                                       ----------------    ----------------

        Total Stockholders' Equity                                           5,213,833           6,558,462
                                                                       ----------------    ----------------

        Total Liabilities and Stockholders' Equity                      $   10,714,842      $   13,342,796
                                                                       ================    ================

          See Accompanying Notes to Consolidated Financial Statements.

                            DETWILER, MITCHELL & CO.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                         For the Years Ended December 31

                                                                 2001                 2000                 1999
                                                           ------------------    ----------------    -----------------
Revenues:
Commissions                                                 $   12,449,675       $    11,995,968      $    8,078,222
Principal transactions                                           4,872,853             5,835,285           5,501,075
Investment banking                                                 905,131               880,977             246,497
Realized and unrealized gains (losses) on
    investments; net                                              (282,550)              316,529                   -
Interest                                                           358,305               910,652             930,701
Other                                                              348,608               466,569             397,868
                                                           ------------------    ----------------    -----------------
        Total revenues                                          18,652,022            20,405,980          15,154,363
                                                           ------------------    ----------------    -----------------


Expenses:
Compensation and benefits                                       11,554,396            12,238,521           9,542,983
General and administrative                                       2,713,123             2,388,433           1,641,036
Execution costs                                                  3,823,939             2,282,339           1,516,604
Occupancy, communications and systems                            1,507,887             1,128,162           1,153,904
Interest                                                            56,658               225,435             390,088
Amortization of intangibles                                         78,000                 6,000               9,625
Impairment of non-marketable investment                                  -             1,000,000                   -
Settlement and merger                                                    -                     -           2,136,931
                                                           ------------------    ----------------    -----------------
        Total expenses                                          19,734,003            19,268,890          16,391,171
                                                           ------------------    ----------------    -----------------

        Income (loss) before income taxes                       (1,081,981)            1,137,090          (1,236,808)
Income tax (expense) benefit                                      (336,992)             (509,335)            387,582
                                                           ------------------    ----------------    -----------------

        Net income (loss)                                   $   (1,418,973)      $       627,755      $     (849,226)
                                                           ==================    ================    =================

Net income (loss) per share--basic                          $        (0.54)      $          0.22      $        (0.39)
                                                           ==================    ================    =================

Net income (loss) per share--diluted                        $        (0.54)      $          0.21      $        (0.39)
                                                           ==================    ================    =================
Weighted average shares outstanding:

        Basic                                                    2,606,524             2,898,723           2,174,089
                                                           ==================    ================    =================
        Diluted                                                  2,610,690             2,923,580           2,174,089
                                                           ==================    ================    =================

          See Accompanying Notes to Consolidated Financial Statements.

                            DETWILER, MITCHELL & CO.

                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY

                         For the Years Ended December 31

                                                  Common Stock             Paid-in       Retained       Treasury
                                          --------------------------
                                             Shares         Amount         Capital       Earnings        Stock           Total
                                          -----------    -----------    -----------    -----------    -----------    -----------
December 31, 1998                           1,650,000    $    16,500    $    49,500    $ 2,098,767    $         -    $ 2,164,767

  Common stock
    from acquisition                        1,541,613         15,416      6,151,035              -              -      6,166,451
  Issuance of common stock                     37,500            375        149,625              -              -        150,000
  Capital contribution                              -              -        850,000              -              -        850,000
  Purchase of treasury stock                  (33,800)             -              -              -       (137,079)      (137,079)
  Net loss                                          -              -              -       (849,226)             -       (849,226)
                                          -----------    -----------    -----------    -----------    -----------    -----------

December 31, 1999                           3,195,313         32,291      7,200,160      1,249,541       (137,079)     8,344,913

  Issuance of common stock                      6,000             60         22,440              -              -         22,500
  Retirement of treasury stock                      -           (338)      (136,741)             -        137,079              -
  Purchase and retirement
    of treasury stock                        (612,000)        (6,120)    (2,430,586)             -              -     (2,436,706)
  Net income                                        -              -              -        627,755              -        627,755
                                          -----------    -----------    -----------    -----------    -----------    -----------

December 31, 2000                           2,589,313         25,893      4,655,273      1,877,296              -      6,558,462

  Issuance of common stock                     75,044            750        111,750              -              -        112,500
  Purchase and retirement
    of treasury stock                         (12,000)          (120)       (38,036)             -              -        (38,156)
  Net loss                                          -              -              -     (1,418,973)             -     (1,418,973)
                                          -----------    -----------    -----------    -----------    -----------    -----------

December 31, 2001                           2,652,357    $    26,523    $ 4,728,987    $   458,323    $         -    $ 5,213,833
                                          ===========    ===========    ===========    ===========    ===========    ===========

          See Accompanying Notes to Consolidated Financial Statements.

                            DETWILER, MITCHELL & CO.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                         For the Years Ended December 31

                                                                                    2001              2000              1999
                                                                                -----------       -----------       ----------
Cash Flows from Operating Activities:
Net income (loss)                                                               $(1,418,973)      $   627,755       $  (849,226)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
    Depreciation and amortization                                                   210,408           229,520           116,676
    Realized and unrealized gains on investments, net                               278,005          (316,529)                -
    Impairment of non-marketable investments                                              -         1,000,000                 -
    Amortization of intangibles                                                      78,000             6,000             9,625
    Non-cash compensation expense                                                         -                 -           850,000
Changes in:
    Deposits with clearing organizations                                            146,590           (65,735)          (48,372)
    Receivables from brokers, dealers and clearing organizations                    520,743           483,778          (936,375)
    Due from customers                                                           (1,440,134)        8,359,405        (3,878,293)
    Securities borrowed                                                           2,834,500        (3,208,700)          744,450
    Other assets                                                                    332,936          (111,889)         (370,962)
    Payables to brokers, dealers and clearing organizations                       1,293,018                 -                 -
    Due to customers                                                             (3,106,002)         (172,535)          906,112
    Salaries and commissions payable                                             (1,015,579)                -                 -
    Accounts payable and accrued liabilities and other                             (554,762)          459,427           780,654
                                                                                -----------       -----------       -----------
    Net cash provided by (used in) operating activities                          (1,841,250)        7,290,497        (2,675,711)
                                                                                -----------       -----------       -----------

Cash Flows from Investing Activities:
Purchase of investment securities                                                   (50,000)         (427,765)                -
Proceeds from sale of investment securities                                          15,681           221,985                 -
Capital expenditures                                                               (338,491)         (205,903)         (301,164)
Cash acquired from merger                                                                 -                 -         4,613,147
                                                                                -----------       -----------       -----------
    Net cash provided by (used in) investing activities                            (372,810)         (411,683)        4,311,983
                                                                                -----------       -----------       -----------

Cash Flows from Financing Activities:
Acquisition of K&S, net of cash acquired                                         (1,200,000)                -                 -
Increase (decrease) in notes payable                                              1,800,000        (3,000,000)         (800,000)
Issuance of common stock                                                             50,000                 -                 -
Proceeds from exercise of common stock options                                            -            22,500                 -
Purchase and retirement of treasury stock                                           (38,156)       (2,436,706)         (137,079)
                                                                                -----------       -----------       -----------
    Net cash provided by (used in) financing activities                             611,844        (5,414,206)         (937,079)
                                                                                -----------       -----------       -----------
    Net increase (decrease) in cash                                              (1,602,216)        1,464,608           699,193

Cash and cash equivalents at beginning of year                                    2,737,434         1,272,826           573,633
                                                                                -----------       -----------       -----------

Cash and cash equivalents at end of year                                        $ 1,135,218       $ 2,737,434       $ 1,272,826
                                                                                ===========       ===========       ===========

Cash Payments:
    Interest expense                                                            $    56,658       $   216,231       $   384,522
                                                                                ===========       ===========       ===========
    Income taxes                                                                $   574,130       $   314,000       $    21,019
                                                                                ===========       ===========       ===========

Supplemental Disclosure of Non-Cash Transactions:
    Increase in intangible assets, net                                          $    22,500       $         -       $   139,010
                                                                                ===========       ===========       ===========
    Increase in other assets                                                    $    40,000       $         -       $         -
                                                                                ===========       ===========       ===========
    Increase in notes payable                                                   $   300,000       $         -       $         -
                                                                                ===========       ===========       ===========
    Increase in common stock                                                    $       750       $         -       $    63,165
                                                                                ===========       ===========       ===========
    Increase in paid-in-capital                                                 $   111,750       $         -       $ 7,103,286
                                                                                ===========       ===========       ===========

          See Accompanying Notes to Consolidated Financial Statements.

                            DETWILER, MITCHELL & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

         Detwiler, Mitchell & Co. is the holding company for its four principal operating subsidiaries, Fechtor, Detwiler & Co., Inc., an investment banking and brokerage company headquartered in Boston, MA; K. & S., Inc. ("K&S"), a specialist firm with operations on the Boston Stock Exchange; James Mitchell & Co., a financial services company located in San Diego, CA; and Detwiler, Mitchell & Co. (UK) Limited ("DMC UK"), an institutional sales and investment banking firm headquartered in London, England.

Note 2. Summary of Significant Accounting Policies

         Basis of Presentation -- The consolidated financial statements of Detwiler, Mitchell & Co. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the financial statements of the Company.

         Principles of Consolidation -- The consolidated financial statements of Detwiler, Mitchell & Co. include the accounts of its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

         Marketable and Non-Marketable Investments -- The Company may receive, as additional consideration for the performance of investment banking services, warrants to acquire an equity interest in firms or may lend to or make direct equity investments in companies through its merchant banking activities. Marketable and non-marketable investments are recorded at fair value and result in the recognition of unrealized gains or losses due to changes in their fair value. Realized gains and losses are recognized when the investment is sold.

         Fair Value of Other Financial Instruments -- The carrying amount of receivables, payables, and securities owned and securities sold, not yet purchased are reported in the statement of financial condition at fair value.

         Securities Transactions -- Proprietary securities transactions in regular way trades are recorded on the settlement date (normally the third business day following the trade date) which is not materially different from the trade date. Securities transactions for customers are reported on the settlement date. Commission revenues and expenses are recorded on the trade date.

         Principal Transactions -- Principal transactions revenues primarily represent amounts earned from executing transactions on behalf of customers in securities for which the Company acts as a market maker.

         Income Taxes -- Income tax liabilities or assets are recorded through charges or credits to the current tax provision for the estimated taxes payable or refundable for the current year. Deferred tax assets and liabilities are recorded for future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates. A deferred tax valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

         Cash Equivalents -- Cash equivalents include instruments with an original maturity of three months or less.

         Use of Estimates -- The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the accompanying financial statements. Actual results could vary from the estimates that were used.

                            DETWILER, MITCHELL & CO.

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

         At December 31, 2001, Fechtor Detwiler's net capital of $1,135,000 was $885,000 in excess of the minimum net capital requirement of $250,000. At December 31, 2001, Fechtor Detwiler's ratio of aggregate indebtedness to net capital was 5.18 to 1.00.

Note 4. Earnings Per Share

         Basic and diluted net income (loss) per share and weighted average shares outstanding at December 31 follows:

                                                             2001                2000               1999
                                                       -----------------    ---------------    ----------------

     Net income (loss)                                 $    (1,418,973)     $      627,755     $     (849,226)
                                                       =================    ===============    ================

     Net income (loss) per share:

         Basic                                         $         (0.54)     $         0.22     $        (0.39)
                                                       =================    ===============    ================
         Diluted                                       $         (0.54)     $         0.21     $        (0.39)
                                                       =================    ===============    ================

     Weighted average shares outstanding:

         Basic                                               2,606,524           2,898,723          2,174,089
         Incremental shares assumed outstanding
             from exercise of stock options                      4,166              24,857                  -
                                                       -----------------    ---------------    ----------------

         Diluted                                             2,610,690           2,923,580          2,174,089
                                                       =================    ===============    ================

Note 5. Change from a Self-Clearing to a Fully Disclosed Broker Dealer
(Unaudited)

         In February 2002, Fechtor Detwiler engaged National Financial Services LLC ("NFS"), a wholly owned subsidiary of Fidelity Investments, to clear customer transactions on a fully disclosed basis. Effective on or about April 26, 2002, customer accounts and related transactions of the Firm will be processed by NFS. Accordingly, Fechtor Detwiler will no longer be a self-clearing broker dealer and will no longer hold funds on behalf of its customers. As a result, the NASD minimum net capital requirement will be reduced to $100,000, from the current requirement of $250,000, upon completion of the conversion. However, Fechtor Detwiler has agreed with NFS to maintain regulatory net capital of $500,000 through December 31, 2002, increasing to $750,000 through June 30, 2003, and $1,000,000 on July 1, 2003 and beyond. Additionally, the Firm has agreed with NFS to maintain a $250,000 escrow clearing deposit until July 2003 when it will then be reduced to $100,000.

         Management's decision to change from a self-clearing broker dealer to a fully disclosed broker dealer was based upon several factors. Most significant were the competitive environment of the securities industry, expanded products and services the Firm will be able to offer its customers, business risks associated with remaining a self-clearing broker dealer, increased insurance coverage for customer accounts, and the ability to retain and hire competent retail broker and financial planning sales professionals because of enhanced products and services offered by NFS. Additionally, the net operating costs of the Firm are not expected to increase significantly when the conversion from a self-clearing broker dealer to a fully disclosed broker dealer has been completed.

                            DETWILER, MITCHELL & CO.

Note 5. Change from a Self-Clearing to a Fully Disclosed Broker Dealer (Unaudited) (Continued)

         The aforementioned actions will have a significant impact on Fechtor Detwiler's balance sheet and liquidity. Upon conversion, NFS will pay Fechtor Detwiler for balances due from customers, securities borrowed, and receivables from brokers, dealers and clearing organizations. Conversely, Fechtor Detwiler will pay NFS for assuming its liabilities due to customers, and payables to brokers, dealers and clearing organizations. Fechtor Detwiler will use the net proceeds received from NFS to fully pay off advances under its lines of credit. After conversion, balances in receivables and payables to brokers, dealers and clearing organizations will no longer be necessary and certain clearing deposits with the National Securities Clearing Corporation ("NSCC") and Deposit Trust Co. ("DTC") will be returned. Furthermore, Fechtor Detwiler's lines of credit will terminate. Thus, liquidity of Fechtor Detwiler will be enhanced from increases in cash made available from the transfer of due from customer balances and securities borrowed to NFS and the return of certain clearing deposits from both the NSCC and DTC.

Note 6. Marketable and Non-Marketable Investments

         An unrealized loss of $310,000 was recorded in 2001 reflecting the write-down of a non-marketable merchant banking investment. Partially offsetting such losses was a $32,000 unrealized gain from common shares received from the demutualization of two employee benefit services provider firms in 2001. Realized and unrealized gains of $317,000 for the year ended December 31, 2000 were comprised of a realized gain of $114,000 and an unrealized gain of $203,000 on the same non-marketable merchant banking investment. Unrealized gains (losses) are based on the underlying estimated fair value of the respective investments.

         The $1,000,000 investment in OptiMark Technologies, Inc. was written-off in 2000 representing a net charge to operations of $600,000 after recording a $400,000 deferred income tax benefit. The impairment loss was recorded based upon information received throughout 2000, indicating impairment of such investment. In 2001, a deferred income tax valuation allowance was established for the deferred income tax benefit recorded in 2001.

Note 7. Fixed Assets

         Fixed assets consisted of the following at December 31:

                                                                           2001                 2000
                                                                     -----------------    -----------------

              Furniture and equipment                                 $      926,751       $      642,203
              Leasehold improvements                                          82,420               29,507
                                                                     -----------------    -----------------
                                                                           1,009,171              671,710
              Less accumulated depreciation and amortization                (443,238)            (233,860)
                                                                     -----------------    -----------------

                                                                      $      565,933       $      437,850
                                                                     =================    =================

         Office space is leased under noncancelable leases expiring through 2007. Future minimum annual lease payments at December 31, 2001 follow:

                                       2002              $      674,500
                                       2003                     697,000
                                       2004                     697,000
                                       2005                     697,000
                                       2006                     697,000
                                       Thereafter               277,500
                                                        -----------------
                                                         $    3,740,000
                                                        =================

         Rent expense was $689,000, $630,000 and $660,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

                            DETWILER, MITCHELL & CO.

Note 8. Notes Payable

         Fechtor Detwiler has two revolving line-of-credit facilities totaling $15,000,000, are due on demand, and are collateralized by certain securities held in customer margin accounts. Interest on the first facility is based on the federal funds rate plus 1.10% and interest on the second facility is based on the federal funds rate plus 1.25%. Advances under these facilities were $1,800,000 and $0 at December 31, 2001 and 2000, respectively. Repayment of advances under the facilities are based on the underlying collateral.

Note 9. Income Taxes

         Actual income tax (expense) benefit differs from the amount "expected" computed using the statutory Federal tax rate for the years ended December 31 as follows:

                                                                             2001               2000
                                                                        ---------------    ---------------

                Expected income tax (expense) benefit using
                  statutory rate of 34%                                  $    367,874       $   (386,610)
                Effects of:
                    Valuation allowances                                     (633,884)                 -
                    Meals and other                                           (33,597)           (51,429)
                    Non-deductible amortization of intangible assets          (26,520)                 -
                    UK rate differential                                      (25,850)                 -
                    State income taxes, net of Federal tax benefit             14,985            (71,296)
                                                                        ---------------    ---------------

                                                                         $   (336,992)      $   (509,335)
                                                                        ===============    ===============

         The difference between the provision for taxes on income and expected taxes on income at statutory rates primarily results from certain nondeductible expenses and the establishment of a deferred tax valuation allowance.

         Components of the deferred tax asset at December 31 are as follows:

                                                                  2001               2000
                                                             ---------------    ---------------

                Impairment of investment                      $    400,000       $    400,000
                Compensation                                       340,000            340,000
                Foreign subsidiary loss                            193,884                  -
                Unrealized gain (loss) on investments               44,673            (81,145)
                Fixed assets                                        38,244             14,950
                Accrued liabilities                                 31,600             14,400
                Net operating loss                                       -              1,155
                                                             ---------------    ---------------
                    Subtotal                                     1,048,401            689,360
                Valuation allowances                              (633,884)                 -
                                                             ---------------    ---------------

                                                              $    414,517       $    689,360
                                                             ===============    ===============

         The deferred tax asset for compensation is related to stock options granted in 1999. If, at the time of exercise, the stock's fair market value is less than the fair market value on the grant date, the asset may not be fully realized.

                            DETWILER, MITCHELL & CO.

         Income tax (expense) benefit for the years ended December 31 follows:

                                              2001                2000                 1999
                                         ----------------    ----------------    ------------------
                Current:
                    Federal               $      (20,012)     $   (520,231)       $            -
                    State                         (6,798)         (148,864)                    -
                Deferred                         323,702           159,760               387,582
                Valuation allowances            (633,884)                -                     -
                                         ----------------    ----------------    ------------------

                                          $     (336,992)     $   (509,335)       $      387,582
                                         ================    ================    ==================

Note 10. Contingencies

Legal Proceedings

         Seven former employees of Fechtor Detwiler filed a NASD arbitration against Fechtor Detwiler in November 2001. The dispute involves a former Managing Director of Research and Senior Institutional Salesperson of Fechtor Detwiler, who was asked to resign by the Company in October 2001. Immediately after the individual resigned, six other employees, the other six claimants in the arbitration along with the former Managing Director, then resigned. Claimants have filed this arbitration concerning their employment, alleging that the Company made misrepresentations to them about the terms and conditions of their employment, that they were, or constructively were, wrongfully terminated, and that the Company has made defamatory statements about them. The claim seeks injunctive relief and actual and punitive damages in millions of dollars of alleged but unspecified lost compensation.

         Subsequently, on December 17, 2001, the Company counterclaimed and filed a federal action seeking injunctive relief that has been stayed pending the arbitration. The Company intends to defend itself against the former employees' claims and to pursue its counterclaims vigorously.

         The Company believes that the arbitration claims by the seven former employees are without merit, that the alleged damages are unsubstantiated, and that their filing the arbitration was intended as a preemptive tactic after Fechtor Detwiler indicated to the former employees that it intended to protect its proprietary rights, if necessary. Fechtor Detwiler has answered denying any liability whatsoever to the former employees, and asserted counterclaims.

         Certain of the former employees involved in the arbitration proceeding are working for competing ventures, Blackfin Research Co., Inc. and Avian Securities, Inc. The Company has asserted counterclaims against the former employees, Blackfin and Avian for breach of the duty of loyalty, trademark infringement and misappropriation of the Company's proprietary information, including the Company's customer lists. The Company seeks preliminary injunctive relief and damages for the former employees' trademark infringement and misappropriation.

         The Company from time to time is subject to other legal proceedings and claims which arise in the ordinary course of its business. Management believes that resolution of these matters will not have a material adverse effect on the Company's results of operations or financial condition.

Pledged Asset

         Included in other assets at December 31, 2001 is a $283,000 treasury security pledged as collateral for a letter of credit. The secured party does not have the right to sell or repledge the security.

                            DETWILER, MITCHELL & CO.

Note 11. Stockholders' Equity

Reverse Split of the Common Stock

         The stockholders of the Company approved a one-for-four reverse split ("Reverse Split") of the common stock on March 26, 2001. The Reverse Split replaced existing shares with approximately 2,611,813 new shares. The Reverse Split did not change the number of authorized shares of common stock. The total number of shares of common stock issuable upon exercise of outstanding options to acquire such shares, and the exercise price of such options, as well as all calculations of earnings per share and weighted average shares and all references to common stock have been adjusted retroactively to reflect the Reverse Split.

Common Stock Repurchases

         On November 16, 1999, the Board of Directors approved a plan to repurchase up to one million shares of common stock of the Company in either open market or privately negotiated transactions. The timing and number of the share purchases are determined at management's discretion. At December 31, 2001, a total of 183,200 shares had been repurchased since November 1999, at a cost of $199,941 and such shares were retired. During 2001, 12,000 shares were repurchased at a cost of $38,156. During 2000, the Company purchased, at market value, 603,000 common shares from Richard Fechtor, former Chief Executive Officer of the Company, at a total cost of $2,412,000. The purchase and retirement of such common shares represented the entire equity interest of Mr. Fechtor at that time. Purchases of Mr. Fechtor's common shares were approved by the Board of Directors and were outside of the common stock repurchase plan discussed above.

Stock Options

         In 2000, the Company adopted the 2000 Omnibus Equity Incentive Plan (the "2000 Plan") pursuant to which options to purchase an aggregate of 375,000 shares of common stock may be granted. The Company may grant options on its common stock, stock appreciation rights, "phantom" stock and restricted stock in an aggregate total initial amount of 375,000 shares. The total aggregate grant amount automatically increases on January 1 of each year by the lesser of 37,500 shares, 10% of outstanding common stock, or an amount determined by the Board of Directors. The Company had no grants of stock appreciation rights, "phantom" stock or restricted stock during 2001 or 2000. In 1993, the Company adopted the 1993 Executive Stock Option Plan (the "Executive Plan") pursuant to which options to purchase an aggregate of 187,500 shares of common stock may be granted and the 1993 Employee Stock Option Plan (the "Employee Plan") pursuant to which options to purchase an aggregate of 187,500 shares of common stock may be granted (collectively, the "1993 Plans"). The 1993 Plans were canceled on May 22, 2000.

                            DETWILER, MITCHELL & CO.

         A summary of stock options outstanding at December 31 follows:

                                                                                        Weighted Average
                                                                    Shares               Exercise Price
                                                              -------------------     ---------------------
       Options assumed in business combination at
           September 1, 1999                                           91,850                $5.04
            Granted                                                   178,000                $4.00
            Forfeited                                                  (6,750)               $8.64
                                                              -------------------
       Outstanding at December 31, 1999                               263,100                $4.24
            Granted                                                   370,500                $3.16
            Forfeited                                                  (5,500)               $5.44
            Exercised                                                  (6,000)               $3.76
                                                              -------------------
       Outstanding at December 31, 2000                               622,100                $3.60
            Granted                                                   532,667                $1.30
            Forfeited                                                (133,666)               $3.79
            Exercised                                                       -                    -
                                                              -------------------
       Outstanding at December 31, 2001                             1,021,101                $2.38
                                                              ===================

         Weighted average fair value of options granted during 2001 was $0.52 per share.

         Of the 532,667 options granted in 2001, 243,500 options were granted under the 2000 Plan. Options to purchase up to 289,167 shares of common stock, of which none were granted under any plan, were granted to key individuals. Options outstanding at December 31, 2001 are exercisable as follows: 388,270 currently exercisable, 192,917 in 2002, 156,499 in 2003, 70,915 in 2004 and
212,500 in 2005. At December 31, 2001, 159,750 options are available for future grants under the 2000 Plan (subject to the automatic increase noted above).

         The Company has granted stock options to purchase up to 1,463,333 shares of common stock pursuant to stockholder approval. These options are to be submitted to the Company's stockholders at the 2002 Annual Meeting, and will not be considered "issued" until such approval is received.

         A summary of stock options outstanding and exercisable at December 31, 2001 follows:

                                        Options Outstanding                        Options Exercisable
                         -----------------------------------------------------------------------------------
                                             Weighted
                                              Average          Weighted                         Weighted
                                             Remaining          Average                          Average
       Range of                               Life In          Exercise                         Exercise
    Exercise Price          Shares             Years             Price          Shares            Price
   ------------------    --------------    --------------    --------------   ------------    --------------
      $1.00-$1.99              431,667             5          $   1.01          183,334        $   1.01
      $2.00-$2.99              345,650             5          $   2.68           16,400        $   2.75
      $3.00-$3.99              103,867             4          $   3.76           74,951        $   3.71
      $4.00-$4.99               78,000             6          $   4.23           59,250        $   4.27
      $5.00-$5.99               51,667             2          $   5.32           47,918        $   5.34
      $6.00-$6.99                7,250             6          $   6.21            3,417        $   6.29
      $7.00-$7.99                3,000             1          $   7.50            3,000        $   7.50
                         --------------                                       ------------
                             1,021,101                                          388,270
                         ==============                                       ============

                            DETWILER, MITCHELL & CO.

Stock Options (Continued)

         The Company has adopted the disclosure-only provisions for the accounting for stock-based compensation. Accordingly, no compensation cost has been recognized for its stock option plans in 2000. Had compensation for the Company's stock option plans been determined based on the fair market value at the grant date for awards in 2001 and 2000, net income (loss) and net income
(loss) per share would be as follows:

                                                            2001                 2000
                                                      -----------------    -----------------
              Net income (loss):
                  As reported                          $   (1,418,973)      $      627,755
                  Pro forma                            $   (1,581,079)      $      199,827

              Net income (loss) per share:
                  As reported                          $        (0.54)      $         0.21
                  Pro forma                            $        (0.61)      $         0.07

         The fair value of options granted during 2001 and 2000 are estimated to be approximately $162,106 and $427,928, respectively, on the date of grant using the Black-Scholes option-pricing model. Fair value was determined using the following weighted average assumptions:

                                                      2001            2000
                                                  -----------      ------------

              Dividend yield rate                       0%               0%
              Volatility rate                         149%             117%
              Risk free interest rate                1.33%            5.69%
              Expected lives                       2 years         4 years

          The Company adopted a stock option plan of Fechtor Detwiler in connection with the Merger. The plan provided for the issuance of 150,000 options, granted to certain employees by the founding partners of Fechtor Detwiler, to acquire common shares of Fechtor Detwiler prior to the Merger. In September 1999, the Company recorded compensation expense of $850,000, and a $340,000 tax benefit, reflecting the recognition of the value of the options granted between the exercise price of $0.40 per share and the value of the common stock of the Company at the Merger date. At December 31, 1999, 150,000 common shares of the Company have been placed in a trust, by the former shareholders of Fechtor Detwiler. The founding partners of Fechtor Detwiler will reimburse the Company with an equivalent number of shares from the trust, based on the number of options exercised.

          The Company has a 401(k) retirement savings plan covering substantially all employees. Matching Company contributions of up to 3%, subject to the maximum allowed annual employee contribution, are made in the form of Company stock purchased on the open market.

Shareholder Rights Plan

         The Company has a Shareholder Rights Plan (the "Plan") which provides for a dividend of one common stock purchase right (one "Right") for each outstanding share of common stock of the Company. Each Right entitles the stockholder to purchase one share of common stock at $30.00 per share, subject to adjustment. The Plan expires on February 21, 2010.

                            DETWILER, MITCHELL & CO.

Shareholder Rights Plan (Continued)

         Generally, Rights may be exercised ten days after any person or group ("Acquirer") obtains beneficial ownership of 20% of the outstanding common shares, or ten days after an Acquirer announces a tender offer or other business combination, unless such tender offer or acquisition is made with the approval of the Board of Directors. The Board of Directors may affect the redemption of the Rights at any time before the Rights become exercisable at a nominal price payable in cash and/or shares of common stock.

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

Note 12. Concentrations of Credit Risk and Off-Balance Sheet Credit Risk

         The Company borrows securities from other brokers and provides cash to the other brokers representing approximately 105% of the market value of securities borrowed. Deposits for securities borrowed are held in escrow at a national brokerage firm at December 31, 2001.

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

                            DETWILER, MITCHELL & CO.

Note 12. Concentrations of Credit Risk and Off-Balance Sheet Credit Risk (Continued)

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

Note 13.  Acquisition of K. & S., Inc.

         On January 24, 2001 the Company acquired K.& S.,Inc., a specialist firm with operations at the Boston Stock Exchange effective January 1, 2001. K.& S., Inc. is one of the largest independently owned specialist operations on the Boston Stock Exchange and was formed 28 years ago. The Company has accounted for this transaction under the purchase method of accounting. The purchase price was $1,562,500 (net of cash acquired) and was comprised of $1.2 million cash, a $300,000 note payable and 25,000 shares of the Company's common stock with a value of $62,500. The excess of purchase price over tangible assets acquired was approximately $1,500,000 and has been recorded by the Company as intangible assets ("goodwill").

                            DETWILER, MITCHELL & CO.

Note 14. Selected Quarterly Financial Data (Unaudited)

                                                                            2001
                                       -------------------------------------------------------------------------------
                                             First               Second                Third              Fourth
                                            Quarter              Quarter              Quarter             Quarter
                                       ------------------    ----------------     ----------------    ----------------
Revenues                               $     6,480,433       $     5,248,063      $     4,005,061     $     2,918,465
                                       ------------------    ----------------     ----------------    ----------------

Expenses:
Compensation and benefits                    3,835,910             3,341,604            2,254,922           2,121,960
Other expenses                               2,416,821             2,072,089            1,885,647           1,805,050
                                       ------------------    ----------------     ----------------    ----------------
  Total Expenses                             6,252,731             5,413,693            4,140,569           3,927,010
                                       ------------------    ----------------     ----------------    ----------------

Income (loss) before income taxes              227,702              (165,630)            (135,508)         (1,008,545)
Income tax (expense) benefit                   (88,215)               61,464              (37,392)           (272,849)
                                       ------------------    ----------------     ----------------    ----------------
Net income                             $       139,487       $      (104,166)     $      (172,900)    $    (1,281,394)
                                       ==================    ================     ================    ================
Net income (loss) per share:
  Basic                                $          0.05       $         (0.04)     $         (0.07)    $         (0.49)
                                       ==================    ================     ================    ================
  Diluted                              $          0.05       $         (0.04)     $         (0.07)    $         (0.49)
                                       ==================    ================     ================    ================

Weighted average shares
  outstanding:
    Basic                                    2,609,146             2,602,313            2,604,591           2,612,322
                                       ==================    ================     ================    ================
    Diluted                                  2,646,910             2,608,751            2,607,402           2,627,465
                                       ==================    ================     ================    ================

                                                                            2000
                                       --------------------------------------------------------------------------------
                                             First               Second                Third              Fourth
                                            Quarter              Quarter              Quarter             Quarter
                                       -------------------   -----------------    ----------------    -----------------
Revenues                               $     5,925,519       $     4,485,264      $     4,522,505     $     5,472,692
                                       -------------------   -----------------    ----------------    -----------------

Expenses:
Compensation and benefits                    3,602,586             2,552,492            2,723,358           3,360,085
Other expenses                               2,048,319             1,484,780            1,546,775           1,950,495
Settlement and merger costs                          -                     -                    -                   -
                                       -------------------   -----------------    ----------------    -----------------
    Total Expenses                           5,650,905             4,037,272            4,070,133           5,310,580
                                       -------------------   -----------------    ----------------    -----------------

Income (loss) before income taxes              274,614               447,992              252,372             162,112
Income tax (expense) benefit                  (109,845)             (233,691)            (100,949)            (64,850)
                                       -------------------   -----------------    ----------------    -----------------
Net income (loss)                      $       164,769       $       214,301      $       151,423     $        97,262
                                       ===================   =================    ================    =================
Net income (loss) per share:
   Basic                               $          0.05       $          0.07      $          0.06     $          0.04
                                       ===================   =================    ================    =================
   Diluted                             $          0.05       $          0.07      $          0.06     $          0.04
Weighted average shares                ===================   =================    ================    =================
   outstanding--
         Basic                               3,195,313             3,080,618            2,720,375           2,595,587
                                       ===================   =================    ================    =================
         Diluted                             3,268,895             3,080,618            2,725,707           2,602,247
                                       ===================   =================    ================    =================

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Detwiler, Mitchell & Co.

In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of operations, changes in stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Detwiler, Mitchell & Co. and its subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 27, 2002

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Detwiler, Mitchell & Co. (formerly Fechtor, Detwiler, Mitchell & Co.)

         We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of Detwiler, Mitchell & Co. (formerly Fechtor, Detwiler, Mitchell & Co.) (the "Company") for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, Detwiler, Mitchell & Co.'s results of operations and their cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 9, 2000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Information with respect to Directors and Executive Officers of the Company can be found under the heading captioned "Board of Directors and Officers of Detwiler, Mitchell & Co." and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" appearing in the Company's 2002 proxy statement and is incorporated herein by reference.

Item 11. Executive Compensation

         Information with respect to Executive Compensation can be found under the heading captioned "Executive Compensation" appearing in the Company's 2002 proxy statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information with respect to security ownership may be found under the heading captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's 2002 proxy statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         Information with respect to this item may be found under the heading "Compensation Committee and Insider Participation and Certain Relationships and Related Transactions" appearing in the Company's 2002 proxy statement and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)(3) The following exhibits:

3.1 Certificate of Incorporation of the Registrant.(1)

3.2 Certificate of Amendment of Certificate of Incorporation of the Registrant.(1)

3.21 Certificate of Amendment of Certificate of Incorporation of the Registrant.(10)

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

10.2 JMC Group, Inc. 1993 Executive Stock Option Plan.(3)(7)

10.3 Employment Agreement with James K. Mitchell dated as of January 1, 1998.(4)(7)

10.4 Agreement and Plan of Merger dated June 30, 1999 among Fechtor, Detwiler & Co., Inc., JMC Merger, Inc. and JMC Group, Inc.(6)

10.5 1999 Special Stock Option Plan for Fechtor, Detwiler & Co., Inc. dated August 30, 1999 which was assumed by Fechtor, Detwiler, Mitchell & Co. after the Merger.(7) (8)

10.6 2000 Omnibus Equity Incentive Plan. (7) (8)

10.7 Employment Agreement with James K. Mitchell dated as of January 1, 2001.
(9)

10.8 Employment Agreement with Kenneth M. King effective January 1, 2001. (9)

10.9 Purchase Agreement by and between Fechtor, Detwiler, Mitchell & Co. and K. & S., Inc. (9)

10.10 Stock Option Agreements by and between Fechtor, Detwiler, Mitchell & Co. and George Simpkins, Philip Routledge and Dena Morrison. (9)

10.11 Form of Stock Option Agreements, authorized as of November 14, 2001, subject to approval by stockholders at next Annual Meeting of Stockholders. (11)

10.12 Letter of Engagement between Detwiler, Mitchell & Co. and Erwin, Graves & Associates dated October 1, 2001. (11)

22 Subsidiaries of the Registrant. (11)

23.1 Consent of PricewaterhouseCoopers LLP. (11)

23.2 Consent of Deloitte & Touche LLP. (11)

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K (Continued)

(b)      Reports on Form 8-K.

         (1) On October 18, 2001, the Company filed a Form 8-K regarding the October 17, 2001 announcement that Andrew Detwiler resigned as President and Director of the Company and Chief Executive Officer and Director of the Company's subsidiary, Fechtor, Detwiler & Co., Inc. effective October 12, 2001.

Notes:
------

     (1) Filed as an Exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1993.
     (2) Filed as an Exhibit to the Registrant's Form S-8 Registration Statement No. 33-74842 filed with the SEC on February 7, 1994.
     (3) Filed as an Exhibit to the Registrant's Form S-8 Registration Statement No. 33-74840 filed with the SEC on February 7, 1994.
     (4) Filed as an Exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1997.
     (5) Filed as an Exhibit to the Registrant's Form 8-K dated March 24, 2000.
     (6) Filed as an Exhibit to Registrant's Definitive Proxy Statement dated August 5, 1999.
     (7) Management contract or compensatory plan or arrangement.
     (8) Filed as an Exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1999.
     (9) Filed as an Exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 2000.
     (10) Filed as an Exhibit to the Registrant's Form 8-K filed on March 30, 2001.
     (11) Filed herewith.

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

              Signature                                      Title                        Date
              ---------                                      -----                        ----

         /s/James Mitchell                   Chairman, Chief Executive Officer     March 15, 2002
------------------------------------         and Director
         James Mitchell

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

             Signature                                  Title                         Date
             ---------                                  -----                         ----

         /s/James Mitchell                   Chairman, Chief Executive Officer     March 15, 2002
------------------------------------         and Director
         James Mitchell

         /s/Stephen Martino                  Chief Financial Officer and           March 15, 2002
------------------------------------         Principal Accounting Officer
         Stephen Martino

         /s/Edward Baran                     Director                              March 15, 2002
------------------------------------
         Edward Baran

         /s/Barton Beek                      Director                              March 15, 2002
------------------------------------
         Barton Beek

         /s/Robert Detwiler                  Director and President                March 15, 2002
------------------------------------
         Robert Detwiler

         /s/James Graves                     Director and Vice Chairman            March 15, 2002
------------------------------------
         James Graves

         /s/Edward Hughes                    Chief Operating Officer and           March 15, 2002
------------------------------------         Director
         Edward Hughes

         /s/Frank Jenkins                    Director                              March 15, 2002
------------------------------------
         Frank Jenkins

         /s/Robert Sharp                     Director                              March 15, 2002
------------------------------------
         Robert Sharp