Form 10-Q
period 2002-03-31
DETWILER MITCHELL & CO
filed 2002-05-14
CIK 746425

____________________________________________________________________
____________________________________________________________________

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q



(MARK ONE)
(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                               or

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO

                COMMISSION FILE NUMBER:  0-12926

                    DETWILER, MITCHELL & CO.
     (Exact name of registrant as specified in its charter)

                   DELAWARE                      95-2627415
        -------------------------------      -------------------
        (State or other jurisdiction of      (I.R.S. Employer
         incorporation or organization)      Identification No.)



      225 FRANKLIN STREET
           BOSTON, MA                               02110
      --------------------                      -----------
      (Address of executive                     (Zip Code)
       principal offices)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  617-451-0100

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X       No
					-------       --------

              APPLICABLE ONLY TO CORPORATE ISSUERS:

      As of May 13, 2002, the registrant had 2,652,357 shares  of common stock, $0.01 par value, issued and outstanding.
____________________________________________________________________
____________________________________________________________________

                    DETWILER, MITCHELL & CO.

                       INDEX TO FORM 10-Q


                                                             Page
                                                             ----
PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statement of Financial Condition at
          March 31, 2002 and December 31, 2001.................3

        Consolidated Statement of Operations for the
         three-month period ended March 31, 2002 and 2001......4

        Consolidated Statement of Cash Flows for the
         three-month period ended March 31, 2002 and 2001......5

        Notes to Consolidated Financial Statements.............6

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................9

Item 3. Quantitative and Qualitative Disclosures About
         Market Risk..........................................12

PART II. - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K......................13

Signatures....................................................14

               PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    DETWILER, MITCHELL & CO.

         CONSOLIDATED STATEMENT OF FINANCIAL CONDITION


                                            MARCH 31,    DECEMBER 31,
                                              2002           2001
                                           ------------  ------------
                                           (UNAUDITED)

ASSETS

Cash and cash equivalents                  $   894,361   $ 1,135,218
Deposits with clearing organizations           657,604       268,604
Receivables from brokers, dealers and
  clearing organizations                       189,708        15,093
Due from customers                           2,036,770     5,038,833
Securities borrowed                             57,800       445,400
Marketable investments, at fair value                -        31,995
Non-marketable investments, at fair value      303,500       250,000
Fixed assets, net                              516,829       565,933
Intangible assets                            1,567,885     1,567,885
Other                                        1,717,497     1,395,881
                                           ------------  ------------
    Total Assets                           $ 7,941,954   $10,714,842
                                           ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Notes payable                            $ 1,850,000   $ 2,100,000
  Payable to brokers, dealers and
   clearing organizations                        4,696     1,410,829
  Due to customers                             273,752       929,737
  Salaries and commissions payable             377,915       314,258
  Accounts payable and accrued
   liabilities                                 779,752       746,185
                                           ------------  ------------
    Total Liabilities                        3,286,115     5,501,009
                                           ------------  ------------
Contingencies

Stockholders' Equity:
  Preferred stock, no par value;
   5,000,000 shares authorized,
   none issued                                       -             -
  Common stock, $0.01 par value;
   20,000,000 shares authorized;
   2,652,357 shares outstanding                 26,523        26,523
  Paid-in-capital                            4,728,987     4,728,987
  Retained earnings (deficit)                  (99,671)      458,323
                                           ------------  ------------

    Total Stockholders' Equity               4,655,839     5,213,833
                                           ------------  ------------

    Total Liabilities and Stockholders'
     Equity                                $ 7,941,954   $10,714,842
                                           ============  ============


       See Accompanying Notes to Consolidated Financial Statements.

                   DETWILER, MITCHELL & CO.

             CONSOLIDATED STATEMENT OF OPERATIONS


                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                       ------------------------------------
                                             2002               2001
                                       ---------------      ---------------
                                                   (UNAUDITED)

REVENUES:
Commissions                            $    1,612,013       $    3,899,189
Principal transactions                        497,787            2,295,886
Investment banking                            162,102               71,384
Interest                                       46,934              112,218
Other                                          68,236              101,756
                                       ---------------      ---------------
    Total revenues                          2,387,072            6,480,433
                                       ---------------      ---------------
EXPENSES:
Compensation and benefits                   1,597,241            3,835,910
Execution costs                               536,690            1,418,746
General and administrative                    536,672              658,309
Occupancy, communications and systems         431,101              320,449
Interest                                       31,055               19,317
                                       ---------------      ---------------
    Total expenses                          3,132,759            6,252,731
                                       ---------------      ---------------
    Income (loss) before income
     taxes                                   (745,687)             227,702
Income tax (expense) benefit                  187,693              (88,215)
                                       ---------------      ---------------
    Net income (loss)                  $     (557,994)     $       139,487
                                       ===============     ================

Net income (loss) per share:
    Basic                              $        (0.21)     $          0.05
                                       ===============     ================
    Diluted                            $        (0.21)     $          0.05
                                       ===============     ================
Weighted average shares outstanding:
    Basic                                   2,652,357            2,609,146
                                       ===============     ================
    Diluted                                 2,684,356            2,646,910
                                       ===============     ================

        See Accompanying Notes to Consolidated Financial Statements.

                     DETWILER, MITCHELL & CO.

               CONSOLIDATED STATEMENT OF CASH FLOWS

                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                          ------------------------------------
                                                  2002             2001
                                          ----------------    ----------------
                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                         $      (557,994)    $       139,487

Adjustments to reconcile net income
(loss) to net cash provided
 by (used in) operating activities:
  Depreciation and amortization                    54,973              38,765
  Non-marketable investments - common
   shares                                         (28,500)                  -
  Amortization of intangibles                           -              19,500
                                          ----------------    ----------------
   Sub-total                                     (531,521)            197,752

Changes in:
  Deposits with clearing organizations           (389,000)           (303,410)
  Receivables from brokers, dealers
   and clearing organizations                    (174,615)            311,657
  Due from customers                            3,002,063           1,029,736
  Securities borrowed                             387,600           2,350,200
  Other assets                                   (321,616)             61,253
  Payables to brokers, dealers and
   clearing organizations                      (1,406,133)            (86,826)
  Due to customers                               (655,985)         (2,450,278)
  Salaries and commissions payable                 63,657            (121,155)
  Accounts payable and accrued
   liabilities                                     33,567            (315,585)
                                          ----------------    ----------------
   Net cash provided by (used in)
    operating activities                            8,017             673,344
                                          ----------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of marketable
 investments                                       31,995                   -
Purchase of non-marketable investment             (25,000)            (50,000)
Capital expenditures                               (5,869)           (188,095)
Purchase of marketable investment                       -            (394,817)
Acquisition of K&S, net of cash
acquired                                                -          (1,200,000)
                                          ----------------    ----------------
   Net cash provided by (used in)
     investing activities                           1,126          (1,832,912)
                                          ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in notes payable                        (250,000)                  -
Purchase and retirement of common
 stock                                                  -             (38,156)
                                          ----------------    ----------------
   Net cash used in financing
    activities                                   (250,000)            (38,156)
                                          ----------------    ----------------
   Net decrease in cash                          (240,857)         (1,197,724)

Cash and cash equivalents at beginning
 of period                                      1,135,218           2,737,434
                                          ----------------    ----------------
Cash and cash equivalents at end of
 period                                   $       894,361     $     1,539,710
                                          ================    ================
CASH PAYMENTS:
  Interest expense                        $        31,055     $         1,002
                                          ================    ================
  Income taxes                            $             -     $       424,398
                                          ================    ================
SUPPLEMENTAL DISCLOSURE OF NON-CASH
TRANSACTIONS:
  Increase in intangible assets           $             -     $        22,500
                                          ================    ================
  Increase in notes payable               $             -     $       300,000
                                          ================    ================
  Increase in common stock                $             -     $           250
                                          ================    ================
  Increase in paid-in-capital             $             -     $        62,250
                                          ================    ================

          See Accompanying Notes to Consolidated Financial Statements

                    DETWILER, MITCHELL & CO.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION

     Detwiler, Mitchell & Co. (the "Company") is the holding company for its four principal operating subsidiaries: Fechtor, Detwiler & Co., Inc., a channel research, institutional sales and retail brokerage company headquartered in Boston, MA; K. & S., Inc., a specialist firm with operations on the Boston Stock Exchange; James Mitchell & Co., a financial services company headquartered in San Diego, CA and Detwiler, Mitchell & Co. (UK) Limited ("DMC UK"), an institutional sales firm headquartered in London, England.

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

     Marketable and Non-Marketable Investments - The Company may receive, as additional consideration for the performance of investment banking services, warrants to acquire an equity interest in firms or may lend to or make direct equity investments in companies through its merchant banking activities. Marketable and non-marketable investments are recorded at fair value and may result in the recognition of unrealized gains or losses due to changes in their fair value. Realized gains and losses are recognized when the investment is sold.

     Fair Value of Other Financial Instruments - The carrying amount of receivables, payables, and securities owned are reported in the statement of financial condition at fair value.

     Securities Transactions - Proprietary securities transactions in regular way trades are recorded on the settlement date (normally the third business day following the trade date), which is not materially different from the trade date.
Securities transactions for customers are reported on the settlement date. Commission revenues and expenses are recorded on the trade date.

     Principal Transactions - Principal transactions revenues primarily represent amounts earned from executing transactions by K&S on behalf of its customers on the Boston Stock Exchange, Inc.

     Income Taxes - Income tax liabilities or assets are recorded through charges or credits to the statement of operations for the estimated income taxes payable or refundable for the current period. Deferred income tax assets or liabilities are recorded for future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates. A deferred tax valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

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

                    DETWILER, MITCHELL & CO.

NOTE 3.  NET CAPITAL REQUIREMENT

     The Company's primary broker dealer subsidiary, Fechtor Detwiler, is subject to the Uniform Net Capital Rule 15c3-1 of the Securities and Exchange Commission. Fechtor Detwiler computes its net capital under the alternative method permitted by the Rule which requires its minimum net capital to be the greater of $250,000 or 2% of the aggregate debit items arising from customer transactions.

     At March 31, 2002, Fechtor Detwiler's net capital of
$955,000 was $705,000 in excess of its minimum net capital requirement of $250,000 and its ratio of aggregate indebtedness to net capital was 2.40 to 1.00.

     Effective April 26, 2002, as a result of Fechtor Detwiler's change from a self-clearing to a fully disclosed broker dealer (see Note 6 below) with National Financial Services LLC ("NFS"), a wholly owned subsidiary of Fidelity Investments, the NASD minimum net capital requirement has been reduced to $100,000. In conjunction with the conversion, Fechtor Detwiler has agreed with NFS to maintain minimum net capital of $500,000 through December 31, 2002, $750,000 through June 30, 2003, and $1,000,000 on July
1, 2003 and beyond. Additionally, Fechtor Detwiler has a $250,000 clearing deposit held in escrow with NFS until July 2003 when it will then be reduced to $100,000.

NOTE 4. EARNINGS PER SHARE

     Basic and diluted net income (loss) per share and weighted average shares outstanding follow:


                                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                                   ------------------------------------
                                                         2002                2001
                                                   ---------------      ---------------


        Net income (loss)                          $     (557,992)      $      139,487
                                                   ===============      ===============

        Net income (loss) per share:

         Basic                                     $        (0.21)      $         0.05
                                                   ===============      ===============
         Diluted                                   $        (0.21)      $         0.05
                                                   ===============      ===============

        Weighted average shares outstanding:

         Basic                                          2,652,357            2,609,146

             Incremental shares assumed
               outstanding from exercise
               of stock options                            31,999               37,764
                                                   ---------------      ---------------
         Diluted                                        2,684,356            2,646,910
                                                   ===============      ===============

                           Page 7 of 14

                    DETWILER, MITCHELL & CO.

NOTE 5.  LEGAL PROCEEDINGS

     The Firm is involved in several legal proceedings concerning matters arising in connection with its business operations. Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the Firm's financial condition, but may be material to the Firm's operating results for any particular period, depending in part upon the operating results for such period.

     Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K") for additional information with respect to certain pending legal proceedings which have remained substantially unchanged since last reported upon by the Company.

NOTE 6. CHANGE FROM A SELF-CLEARING TO A FULLY DISCLOSED BROKER
DEALER

     As discussed in the Company's 2001 Form 10-K, effective
April 26, 2002, Fechtor Detwiler began to clear customer transactions on a fully disclosed basis through NFS.
Accordingly, Fechtor Detwiler is no longer a self-clearing broker dealer and no longer holds funds on behalf of its customers.

     The decision to change from a self-clearing broker dealer to a fully disclosed broker dealer was based upon several factors. Most significant are the competitive environment of the securities industry, expanded products and services the Firm will be able to offer its customers, business risks associated with remaining a self-clearing broker dealer, increased insurance coverage for customer accounts, and the increased ability to retain and hire competent retail broker and financial planning sales professionals because of enhanced products, services and technology offered by NFS. Additionally, future net operating costs of Fechtor Detwiler are not expected to increase significantly when the conversion from a self-clearing broker dealer to a fully disclosed broker dealer has been fully implemented.

NOTE 7.  RELATED PARTY TRANSACTION

     On March 22, 2002, the Company borrowed $300,000 from its Vice Chairman and issued a promissory note to him (the "Note") due May 22, 2003 at 10% interest rate per annum. The Note is secured by four of the Company's non-marketable investments having a book value of $303,500 at March 31, 2002. The Note allows the Vice Chairman to purchase the non-marketable investments securing the Note in exchange for canceling the Note's stated principal balance and any interest due thereon prior to May 22, 2003.

ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Detwiler, Mitchell & Co. (the "Company") is the holding company for its four principal operating subsidiaries: Fechtor, Detwiler & Co., Inc., a channel research, institutional sales and retail brokerage company headquartered in Boston, MA; K. & S., Inc., a specialist firm with operations on the Boston Stock Exchange; James Mitchell & Co., a financial services company headquartered in San Diego, CA and Detwiler, Mitchell & Co. (UK) Limited ("DMC UK"), an institutional sales firm headquartered in London, England.

STATEMENT OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH
31, 2002 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2001

     Net loss was $558,000 or $0.21 per share - basic and diluted, on 2,652,000 basic and 2,684,000 diluted weighted average shares outstanding, for the three-month period ended March 31, 2002. Net income was $139,000 or $0.05 per share - basic and diluted, on 2,609,000 basic and 2,647,000 diluted weighted average shares outstanding, for the three-month period ended March 31, 2001.

     Revenues for the three-month period ended March 31, 2002 were $2,387,000, a decrease of $4,093,000 or 63%, compared to $6,480,000 for the same period of 2001.

     Commission revenues for the three-month period ended March 31, 2002 were $1,612,000, a decrease of $2,287,000 compared to the same period last year primarily due to sharply lower institutional commissions at Fechtor Detwiler. The decrease primarily results from the reorganization of the institutional sales, research and trading departments following the resignations of key personnel in October 2001 and adverse market conditions.

     Principal transaction revenues for the three-month period ended March 31, 2002 were $498,000, a decrease of $1,798,000, or 78% compared to the same period last year. The reduction in principal transaction revenues principally results from adverse market conditions and transaction volumes. As a result, the trading activities of certain customers were sharply lower in 2002 compared to the same period of the prior year.
Additionally, a significant reduction in the number of NASD stocks in which Fechtor Detwiler "makes markets," the impact of decimalization on trading spreads previously available in the industry, reduced order flow in stocks on the Boston Stock Exchange where our specialist firm K&S trades, all contributed to the sharp reduction in principal transaction revenues.

     Investment banking revenues for the three-month period ended
March 31, 2002 were $162,000, an increase of $91,000 compared to the same period last year, due primarily to increased investment banking transactions.

     Interest income for the three-month period ended March 31, 2002 was $47,000, a decrease of $65,000 compared to the same period last year, due to significantly reduced customer margin account balances, lower cash in banks and lower interest rates.

     Compensation and benefits expense of $1,597,000 for the three-month period ended March 31, 2002 decreased $2,239,000 compared to the same period last year principally due to lower commission and principal transaction revenues and the implementation of a new compensation plan at Fechtor Detwiler, as more fully described in the Company's 2001 Form 10-K.

     Execution costs of $537,000 for the three-month period ended March 31, 2002 decreased $882,000 compared to last year primarily due to lower trading volumes and, to a lesser degree, lower execution costs from the internalization of certain trading activities.

     General and administrative expense of $537,000 for the three-month period ended March 31, 2002 decreased $122,000 compared to last year due primarily to the reorganization of various departments and subsidiaries to increase efficiency and stopping goodwill amortization on January 1, 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

STATEMENT OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH
31, 2002 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2001
(CONTINUED)

     Occupancy, communications and systems expense of $431,000 increased $111,000 compared to the same three-month period last year due primarily to enhanced trading systems requirements and costs associated with DMC UK.

     Interest expense of $31,000 for the three-month period ended
March 31, 2002 increased $12,000 compared to the same period last year due to higher lines of credit.

     Income tax benefit of $188,000 for the three-month period ended March 31, 2002 results from the estimated Federal income tax benefit on the loss before income taxes.

CAPITAL RESOURCES AND LIQUIDITY

     The Company has historically financed its activities primarily from cash generated by operations and stockholders' equity. Cash and cash equivalents at March 31, 2002 of $894,000 decreased $241,000 from December 31, 2001 primarily due to the payment of notes payable. At March 31, 2002, cash and cash equivalents included $341,000 of restricted funds consisting of clearing deposits with the Boston Stock Exchange, Inc. and The Securities and Futures Authority. In April 2002, the clearing deposit with the Securities and Futures Authority was decreased by $108,000 in conformity with UK regulatory requirements.

     Fechtor Detwiler repaid and terminated its two revolving line of credit facilities on April 23, 2002 as Fechtor Detwiler began introducing customer transactions on a fully disclosed basis with National Financial Services LLC ("NFS"), a wholly owned subsidiary of Fidelity Investments. Borrowings on such lines of credit were collateralized by securities in customer margin accounts. Accordingly, the Firm no longer has access to such lines of credit. The completion of the clearing conversion will enhance the Company's overall liquidity and working capital by the elimination of $341,000 of clearing deposits during April and May of 2002.

     On March 22, 2002, the Company borrowed $300,000 from its Vice Chairman and issued a promissory note to him (the "Note") due May 22, 2003 at 10% interest rate per annum. The Note is secured by four of the Company's non-marketable investments having a book value of $303,500 at March 31, 2002. The Note allows the Vice Chairman to purchase the non-marketable investments securing the Note in exchange for canceling the Note's stated principal balance and any interest due thereon prior to May 22, 2003.

STRATEGIC OUTLOOK

     During the first quarter of 2002, management identified and met with many portfolio managers and hedge fund analysts. The objective was to introduce Fechtor Detwiler, its professional staff and its channel research information. Institutional clients are attracted to the Firm by the Firm's research information and analysis, which are unencumbered by any investment banking relationships. During the past four months, the number of such clients has increased to approximately ninety from less than ten. Management believes this statistic, especially in view of the stagnant world economy and lack of trading volumes and market volatility, validates the research provided by the Company's professionals to investment managers throughout the world, including the United States, the United Kingdom and Asia. Management is hopeful that its research model continues to be well received and in demand.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

STRATEGIC OUTLOOK (CONTINUED)

     Commission revenues from institutional sales at DMC UK have increased reflecting a growing acceptance of Fechtor Detwiler's US-based research products and services presented to UK and
European clients of this subsidiary.   Continued growth of DMC
UK, however, is also contingent upon the market factors discussed above.

     Additionally, retail commission revenues have been negatively impacted by the continued market uncertainty, now over two years in length, and from the reduction in the number of its retail sales professionals. The Firm is in the process of repositioning the retail sales group and management believes it has developed an attractive compensation plan for top brokers and financial advisors to join Fechtor Detwiler. The compensation plan provides retail sales professionals the opportunity for greater participation in the success of their efforts. Additionally, their efforts will include other compensation in the form of stock option awards. Most importantly, Fechtor Detwiler allows for the independence of the customer representatives to manage the accounts of their customers as they believe are appropriate for each client, as opposed to the financial requirements of their employer as is common in many large management companies.

     In May 2002, the President of K&S agreed to reimburse the Company for $102,000 of trading losses. Management is hopeful that efforts to reduce costs and increase trading profits at K&S will produce greater earnings for the remainder of 2002.

     Management is aggressively taking steps to return the Company to profitability and is investigating other opportunities to increase stockholders' equity. Although there can be no assurances that revenues can be increased or even sustained, that costs can be reduced or additional capital can be secured during these uncertain financial market conditions.

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

     SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually. Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transitional impairment test should be reported as a change in accounting principle as of January 1, 2002. In addition to the transitional impairment test, the required annual impairment test should be performed in the year of adoption of the standard.

     The new standard is effective for fiscal years beginning after December 15, 2001, and must be adopted as of the beginning of a fiscal year. Retroactive application is not permitted. The Company adopted the new standard on January 1, 2002, and ceased the amortization of its goodwill, which totaled $78,000 for the year ended December 31, 2001. The Company is currently evaluating the potential impact of the standard's transitional impairment test on its financial position and results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENT ACCOUNTING DEVELOPMENTS  (CONTINUED)

     SFAS No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143) was issued in June 2001 and requires the fair value of a liability for an asset retirement obligation to be recorded in the period in which it is incurred. The associated asset retirement costs must be capitalized as part of the carrying amount of the long-lived asset. The standard is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact SFAS No. 143, if any, may have on its financial position and results of operations. SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) was issued in August 2001 and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 on January 1, 2002. There was no impact on the Company's financial position or results of operations upon adoption.

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     a.)  Exhibits.

          The following Exhibits are filed herewith:

          10.13	Promissory Note to James H. Graves

          28 On May 14, 2002, the Company issued a press release containing its financial results for the first quarter ended March 31, 2002.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  /s/ Detwiler, Mitchell & Co.
                                  -----------------------------
                                             Registrant


Date: May 14, 2002               /s/ JAMES K. MITCHELL
                                 ---------------------------------------
                                   James K. Mitchell
                                   Chairman and Chief Executive Officer


Date: May 14, 2002               /s/ STEPHEN D. MARTINO
                                 ---------------------------------------
                                   Stephen D. Martino
                                   Chief Financial Officer and
                                   Principal Accounting Officer