Form 10-Q
period 2002-06-30
DETWILER MITCHELL & CO
filed 2002-08-14
CIK 746425

____________________________________________________________________________
____________________________________________________________________________

              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)
(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2002

                               or

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from          to

                Commission File Number:  0-12926

                    DETWILER, MITCHELL & CO.
     (Exact name of registrant as specified in its charter)

            Delaware                            95-2627415
--------------------------------            --------------------
(State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)             Identification No.)

      225 Franklin Street
          Boston, MA		                  02110
------------------------------------------  --------------------
 (Address of principal executive offices)       (Zip Code)



Registrant's telephone number, including area code:  617-451-0100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes       X       No
                                         -------------    -------------

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of August 12, 2002, the registrant had 2,702,357 shares of common stock, $0.01 par value, issued and outstanding.

____________________________________________________________________________
____________________________________________________________________________

                    DETWILER, MITCHELL & CO.

                       INDEX TO FORM 10-Q


                                                             Page
                                                             ----
PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

        Consolidated Statement of Financial Condition at
          June 30, 2002 and December 31, 2001..................3

        Consolidated Statement of Operations for the
          three and six-month periods ended June 30, 2002
          and 2001.............................................4

        Consolidated Statement of Cash Flows for the three
          and six-month periods ended June 30, 2002
          and 2001.............................................5

        Notes to Consolidated Financial Statements.............6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................10

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk.........................................15

PART II. - OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Securities
            Holders...........................................16

Item 5.   Other Information...................................16

Item 6.   Exhibits and Reports on Form 8-K....................17

Signatures....................................................18

			2 of 18

                 PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    DETWILER, MITCHELL & CO.

          CONSOLIDATED STATEMENT OF FINANCIAL CONDITION


                                                JUNE 30,    DECEMBER 31,
                                             -------------  -------------
                                                  2002          2001
                                                      (UNAUDITED)
ASSETS

Cash and cash equivalents    		     $  1,214,951   $  1,124,191
Security deposits            		          202,661        350,589
Securities borrowed                                     -        445,400
Deposits with clearing organizations              298,604        268,604
Commissions, current income taxes
  and other receivables                         1,088,744        279,577
Receivables from brokers, dealers
  and clearing organizations                            -         15,093
Due from customers                                      -      5,038,833
Marketable investments, at fair value                   -         31,995
Non-marketable investments, at fair value         310,000        250,000
Deferred income taxes                             175,717        414,517
Fixed assets, net                                 465,177        565,933
Intangible assets                                 417,385      1,567,885
Prepaid expenses and other                        322,086        362,225
                                             -------------  -------------
     Total Assets                            $  4,495,325   $ 10,714,842
                                             =============  =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Notes payable                              $    450,000   $  2,100,000
  Payable to brokers, dealers and
    clearing organizations                              -      1,410,829
  Due to customers                                      -        929,737
  Salaries and commissions payable                436,343        314,258
  Accounts payable and accrued liabilities        580,262        746,185
                                             -------------  -------------
     Total Liabilities                          1,466,605      5,501,009
                                             -------------  -------------

Contingencies (Note 5)

Stockholders' Equity:
  Preferred stock, no par value; 5,000,000
    shares authorized, none issued                      -              -
  Common stock, $0.01 par value; 20,000,000
   shares authorized, 2,702,357 and 2,652,357
   shares outstanding at June 30, 2002
   and December 31, 2001, respectively             27,023         26,523
  Paid-in-capital                               4,880,487      4,728,987
  Retained earnings (deficit)                  (1,878,790)       458,323
                                             -------------  -------------
    Total Stockholders' Equity                  3,028,720      5,213,833
                                             -------------  -------------
    Total Liabilities and Stockholders'
      Equity                                 $  4,495,325   $ 10,714,842
                                             =============  =============

         See Accompanying Notes to Consolidated Financial Statements.

                                 3 of 18

                    DETWILER, MITCHELL & CO.

              CONSOLIDATED STATEMENT OF OPERATIONS


                                            FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                               ENDED JUNE 30,             ENDED JUNE 30,
                                      ---------------------------- ---------------------------
                                            2002           2001         2002*         2001
                                      -------------- ------------- ------------- -------------
                                                              (unaudited)

REVENUES
Commissions                           $   2,109,887  $  3,654,863  $  3,721,900  $  7,556,609
Principal transactions                      279,629       959,190       777,415     3,255,076
Investment banking                           52,913       451,783       215,015       520,611
Interest                                     14,875        89,493        61,809       201,711
Other                                        90,466        92,734       158,702       194,490
                                      -------------- ------------- ------------- -------------
     Total revenues                       2,547,770     5,248,063     4,934,841    11,728,497
                                      -------------- ------------- ------------- -------------
EXPENSES
Compensation and benefits                 1,530,213     3,341,604     3,127,454     7,177,514
General and administrative                  560,584       631,970     1,097,256     1,270,779
Execution costs                             469,702     1,059,136     1,006,392     2,477,882
Occupancy, communications
  and systems                               438,824       354,898       869,926       675,347
Interest                                      7,392         6,585        38,447        25,902
Amortization of intangibles                       -        19,500             -        39,000
                                      -------------- ------------- ------------- -------------
     Total expenses                       3,006,715     5,413,693     6,139,475    11,666,424
                                      -------------- ------------- ------------- -------------

     Income (loss) before cumulative
       effect of change in accounting
       principle and income taxes          (458,945)     (165,630)   (1,204,634)       62,073
Cumulative effect of change in
  accounting principle                            -             -    (1,150,500)            -
                                      -------------- ------------- ------------- -------------
     Income (loss) before income
       taxes                               (458,945)     (165,630)   (2,355,134)       62,073
Income tax (expense) benefit               (169,676)       61,464        18,021       (26,752)
                                      -------------- ------------- ------------- -------------
  Net income (loss)                   $    (628,621) $   (104,166) $ (2,337,113) $     35,321
                                      ============== ============= ============= =============
NET INCOME (LOSS) PER SHARE:
  Basic                               $       (0.24) $      (0.04) $      (0.88) $       0.01
                                      ============== ============= ============= =============
  Diluted                             $       (0.24) $      (0.04) $      (0.87) $       0.01
                                      ============== ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                   2,654,579     2,602,313     2,653,468     2,605,730
                                      ============== ============= ============= =============
  Diluted                                 2,654,958     2,608,751     2,699,847     2,628,267
                                      ============== ============= ============= =============

* FIRST QUARTER 2002 RESTATED - SEE NOTE 10.

              See Accompanying Notes to Consolidated Financial Statements.

                                        4 of 18

                    DETWILER, MITCHELL & CO.

              CONSOLIDATED STATEMENT OF CASH FLOWS


                                             FOR THE SIX MONTHS ENDED JUNE 30,
                                             ---------------------------------
                                                   2002              2001
                                             ---------------   ---------------
                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                            $   (2,337,113)   $       35,321
Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating
 activities:
  Depreciation and amortization                     112,254           117,927
  Deferred income taxes                             238,800                 -
  Impairment of goodwill                          1,150,500                 -
Changes in:
  Commissions, current income taxes
   and other receivables                           (809,167)                -
  Deposits with clearing organizations              (30,000)         (333,410)
  Receivables from brokers, dealers
   and clearing organizations                        15,093           382,479
  Due from customers                              5,038,833           618,031
  Securities borrowed                               445,400         2,272,700
  Security deposits                                 147,928                 -
  Prepaid expenses and other assets                  40,139          (364,058)
  Payables to brokers, dealers
   and clearing organizations                    (1,410,829)         (117,811)
  Due to customers                                 (929,737)       (2,565,644)
  Salaries and commissions payable                  122,085          (154,976)
  Accounts payable and accrued liabilities         (115,923)          (56,675)
                                             ---------------   ---------------
    Net cash provided by (used in)
     operating activities                         1,678,263          (166,116)
                                             ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of K&S, net of cash acquired                  -        (1,200,000)
Purchase of marketable investments                        -          (282,415)
Proceeds from sale of marketable investments         31,995                 -
Purchase of non-marketable investments              (60,000)          (54,545)
Capital expenditures                                (11,498)         (214,645)
                                             ---------------   ---------------
    Net cash used in investing activities           (39,503)       (1,751,605)
                                             ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in notes payable             (1,650,000)          500,000
Increase in common stock
  and paid-in-capital                               102,000                 -
Purchase and retirement of common stock                   -           (38,156)
                                             ---------------   ---------------
    Net cash provided by (used in)
     financing activities                        (1,548,000)          461,844
                                             ---------------   ---------------
    Net increase (decrease) in cash                  90,760        (1,455,877)
Cash and cash equivalents at
   beginning of period                            1,124,191         2,737,434
                                             ---------------   ---------------
Cash and cash equivalents at
  end of period                              $    1,214,951    $    1,281,557
                                             ===============   ===============
Cash Payments:
  Interest expense                           $       38,447    $        7,306
  Income taxes                                            -           424,398

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  TRANSACTIONS:
Increase in prepaid expenses
   and other assets                          $            -    $       40,000
Increase in intangible assets                             -            22,500
Increase in notes payable                                 -           300,000
Increase in common stock and
  paid-in-capital                                    50,000            62,500

        See Accompanying Notes to Consolidated Financial Statements

                                   5 of 18

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The consolidated financial statements of Detwiler, Mitchell & Co. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the financial statements of the Company. Certain accounts of prior period financial statements have been reclassified to conform with the current period presentation.

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

                            6 of 18

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

NOTE 3.  NET CAPITAL REQUIREMENT

     The Company's principal broker dealer subsidiary, Fechtor Detwiler, is subject to the Uniform Net Capital Rule 15c3-1 of the Securities and Exchange Commission. Fechtor Detwiler computes its net capital under the alternative method permitted by the Rule which requires its minimum net capital to be $250,000.

     At June 30, 2002, Fechtor Detwiler's net capital was
$609,000, which is $359,000 in excess of its minimum net capital requirement of $250,000.

     Effective April 26, 2002, Fechtor Detwiler changed from a self-clearing to a fully disclosed broker dealer (see Note 6 below) with National Financial Services LLC ("NFS"), a wholly owned subsidiary of Fidelity Investments as clearing broker. As a result, the Rule 15c3-1 minimum net capital requirement is expected to be reduced to $100,000 in August 2002. Fechtor Detwiler has agreed with NFS to maintain minimum net capital of $500,000 through December 31, 2002, $750,000 through June 30,
2003, and $1,000,000 on July 1, 2003 and beyond. Additionally, Fechtor Detwiler has a $250,000 clearing deposit with NFS which will be reduced to $100,000 in July 2003.

NOTE 4. EARNINGS PER SHARE

     Basic and diluted net income (loss) per share and weighted average shares outstanding follows:

                                 FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                    ENDED JUNE 30,             ENDED JUNE 30,
                              --------------------------- ---------------------------
                                  2002           2001        2002*          2001
                              ------------- ------------- ------------- -------------
Net income (loss)             $   (628,621) $   (104,166) $ (2,337,113) $     35,321
                              ============= ============= ============= =============
Net income (loss) per share:
  Basic                       $      (0.24) $      (0.04) $      (0.88) $       0.01
                              ============= ============= ============= =============
  Diluted                     $      (0.24) $      (0.04) $      (0.87) $       0.01
                              ============= ============= ============= =============

Weighted average shares
 outstanding:
  Basic                          2,654,579     2,602,313     2,653,468     2,605,730
Incremental shares assumed
outstanding from exercise
of stock options                       379         6,438        46,379        22,537
                              ------------- ------------- ------------- -------------
  Diluted                        2,654,958     2,608,751     2,699,847     2,628,267
                              ============= ============= ============= =============

* FIRST QUARTER 2002 RESTATED - SEE NOTE 10.

                                   7 of 18

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

     Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for additional information with respect to certain pending legal proceedings which have remained substantially unchanged since last reported upon by the Company.

NOTE 6. CHANGE FROM A SELF-CLEARING TO A FULLY DISCLOSED BROKER DEALER

     On April 26, 2002, Fechtor Detwiler began introducing customer transactions on a fully disclosed basis to NFS as clearing broker. Accordingly, Fechtor Detwiler is no longer a self-clearing broker dealer and no longer holds funds on behalf of its customers.

     The decision to change from a self-clearing broker dealer to a fully disclosed broker dealer was based upon several factors. Most significant are the competitive environment of the securities industry, expanded products and services the Firm will be able to offer its customers through its relationship with NFS, business risks associated with remaining a self-clearing broker dealer, increased insurance coverage for customer accounts, and the increased ability to retain and hire competent retail broker and financial planning sales professionals because of enhanced products, services and technology offered by NFS. Future net operating costs of Fechtor Detwiler are not expected to increase significantly as a result of the conversion.

NOTE 7.  RELATED PARTY TRANSACTIONS

     On March 22, 2002, the Company borrowed $300,000 from James
H. Graves, its Vice Chairman, and issued a promissory note to him (the "Note") due May 22, 2003 at 10% interest rate per annum.
The Note is secured by four of the Company's non-marketable investments having a book value of $303,500 at June 30, 2002.
The Note allows Mr. Graves to purchase the non-marketable investments securing the Note, upon giving the Company three business days notice, in exchange for canceling the Note's stated principal balance and any interest due thereon prior to May 22, 2003.

     In June 2002, the Company discharged an obligation to pay $50,000 for consulting services to Erwin, Graves & Associates by issuing 50,000 common shares to Erwin, Graves & Associates of which Mr. James H. Graves is a principal shareholder.

NOTE 8.  INCOME TAXES

     In connection with the merger of JMC Group, Inc. with Fechtor, Detwiler & Co., Inc. in August 1999, a stock option plan was established and 150,000 options (post reverse stock split) were granted to certain key employees, by the founding partners of Fechtor Detwiler, to acquire common shares of Fechtor Detwiler prior to the merger. In September 1999, the Company recorded an increase in paid-in-capital of $850,000, compensation expense of $850,000 and a $340,000 deferred income tax asset. In the second quarter of 2002, management determined certain stock options granted to individuals no longer employed by the Company had terminated. At June 30, 2002, 27,000 of such options remained outstanding at an exercise price of $0.40 per share. Based upon the aforementioned termination of 123,000 options, this deferred income tax asset was reduced by a non-cash charge of $279,000 recorded in the second quarter of 2002.

                    8 of 18

                DETWILER, MITCHELL & CO.

NOTE 9.  STOCKHOLDERS' EQUITY

     The Company has been advised by NASDAQ that its common stock may no longer meet the requirements for continued listing on the NASDAQ SmallCap Market and that its common stock may be removed from trading in the SmallCap Market. The common stock of the Company must have a minimum closing bid price of $1.00 per share for ten consecutive trading days before January 6, 2003 to maintain its listing status. If compliance with the listing requirements is not met, the Company's common stock will be traded on the Over-the-Counter Bulletin Board.

     The Company also received notice from the Pacific Exchange
("PCX") that the PCX will be reviewing the Company's current listing status on that exchange to assure compliance with its listing requirements.

     In May 2002, the president of K&S reimbursed the Company for certain trading losses totaling $102,000. This amount was recorded as paid-in-capital.

NOTE 10.  IMPAIRMENT OF GOODWILL

     During the second quarter of 2002, the transition provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," were completed with respect to the evaluation of the fair value of recorded goodwill which resulted from the acquisition of K. & S., Inc. As a result, the Company recorded a transition impairment adjustment of goodwill of $1,150,500. In accordance with the requirements of Statement No. 142, this transition adjustment was recorded as of January 1, 2002, requiring restatement of the Company's results of operations for the three-month period ended March 31, 2002.

     Of the $1,522,500 of goodwill resulting from the acquisition of K&S, $72,000 was amortized to expense for the year ended
December 31, 2001 and $1,150,500 was recorded as a transition impairment adjustment of goodwill as of January 1, 2002. As a result, the Company has recorded, at fair value, an intangible asset of $300,000 assigned to K&S at the January 1, 2002 evaluation date. Fair value was determined based upon many factors including: the operating results of K&S since the acquisition date verses projections developed at acquisition to determine fair value, the ability of K&S to generate earnings during unfavorable market conditions, the impact of decimalization on net trading profits and sources and costs to obtain sustainable order flow on stocks where K&S serves as a specialist on the Boston Stock Exchange. The Company's remaining goodwill of
$117,385 relates to the 1999 merger of JMC Group, Inc. and Fechtor Detwiler and was not considered impaired under Statement
No. 142 transition provisions.

                         9 of 18

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

     During the six months ending June 30, 2002, the Company experienced some difficult challenges due to adverse market conditions, the decline in retail sales, institutional sales and trading opportunities and a decline in investment banking activity. Therefore, comparisons with prior periods are quite dramatic. Because of the changes in the industry, the Company has changed its strategy by clearing through NFS, freeing up capital, and providing a better product offering to its customers. In addition, management has replaced its commission-only compensation system with one that is aligned more with production volume as well as overall firm profitability and is restaffing with more experienced professionals available in the industry due to overall economic conditions.

STATEMENT OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 2001

     Net loss of $629,000 or $0.24 per share - basic and diluted, on 2,655,000 basic and diluted weighted average shares outstanding, for the three months ended June 30, 2002 compared to net loss of $104,000 or $0.04 per share - basic and diluted, on 2,602,000 basic and 2,609,000 diluted weighted average shares outstanding, for the three months ended June 30, 2001. Excluding the $279,000 non-cash write-off of a deferred income tax asset, net loss was $350,000 for the three months ended June 30, 2002.

     Total revenues for the quarter ended June 30, 2002 were $2,548,000, a decrease of $2,700,000 or 51%, compared to
$5,248,000 for the same period in 2001.

     Commission revenues for the quarter ended June 30, 2002 were $2,110,000, a decrease of $1,545,000 or 42%, compared to the same period last year primarily due to the reorganization of the institutional sales, research and trading departments following the resignations of key personnel in October 2001 and adverse market conditions.

     Principal transaction revenues for the quarter ended June 30, 2002 were $280,000, a decrease of $679,000 or 71%, compared to the same period last year principally due to adverse market conditions and lower transaction volumes from certain customers which were sharply lower in 2002 compared to the same period of the prior year. Additionally, lower revenues resulted from the cessation of NASD market making activities and the impact of decimalization on trading spreads previously available in the industry.

     Investment banking revenues for the quarter ended June 30, 2002 were $53,000, a decrease of $399,000 or 88%, compared to the same period last year due to greater investment banking transactions during the second quarter of 2001 and more favorable market conditions.

     Interest income for the quarter ended June 30, 2002 was $15,000, a decrease of $75,000 or 83%, compared to the same period last year, due to significantly reduced customer margin account balances and the transfer of customer margin accounts to NFS on April 26, 2002.

     Compensation and benefits expense of $1,530,000 for the quarter ended June 30, 2002, a decrease of $1,811,000, or 54%, compared to the same period last year due to reduced commission, principal transaction and investment banking revenues, reductions in commission and salaried employees, certain voluntary salary reductions for executives and other key employees and the new reduced and restructured compensation plan, effective December 1, 2001, which pays less commissions to capital markets employees in exchange for a guaranteed salary.

                       10 of 18

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

STATEMENT OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 2001 (CONTINUED)


     General and administrative expense of $561,000 for the quarter ended June 30, 2002 decreased $71,000 compared to last year due primarily to the reorganization of various departments and subsidiaries to increase efficiency and the elimination of goodwill amortization effective January 1, 2002.

     Execution costs of $470,000 for the quarter ended June 30, 2002 decreased $589,000 or 56%, compared to the same period last year primarily due to lower commission and principal transaction revenues.

     Occupancy, communications and systems expense for the quarter ended June 30, 2002 of $439,000 increased $84,000 compared to the same period last year primarily due to costs incurred by DMC UK.

     Income tax expense for the quarter ended June 30, 2002 of $170,000 includes a $279,000 write-off of a deferred income tax asset of questionable realization (See Note 8) partially offset by current income taxes receivable of $129,000 recorded on the loss from operations for the quarter ended June 30, 2002.

STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002
COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

     Net loss of $2,337,000, $0.88 per share - basic and $0.87 per share - diluted on 2,654,000 basic and 2,700,000 diluted weighted average shares outstanding, for the six months ended June 30, 2002 compared to net income of $35,000, $0.01 per share
- basic and diluted on 2,606,000 basic and 2,628,000 diluted weighted average shares outstanding, for the six months ended June 30, 2001. Excluding the non-cash transition impairment adjustment of goodwill of $1,150,500 from the implementation of Financial Accounting Standard No. 142 and the $279,000 non-cash write-off of deferred income tax asset, net loss was $908,000 for the six months ended June 30, 2002.

     Total revenues for the six months ended June 30, 2002 were $4,935,000, a decrease of $6,794,000 or 58%, compared to
$11,728,000 for the same period last year. The decrease primarily results from the reorganization of the institutional sales, research and trading departments following the resignations of key personnel in October 2001 and adverse market conditions.

     Commission revenues for the six months ended June 30, 2002 were $3,722,000, a decrease of $3,835,000 or 51%, compared to the same period last year primarily due to the reorganization of the institutional sales, research and trading departments following the resignations of key personnel in October 2001 and adverse market conditions.

     Principal transaction revenues for the six months ended June 30, 2002 were $777,000, a decrease of $2,478,000 or 76%, compared to the same period last year principally due to adverse market conditions and transaction volumes from certain customers which were sharply lower in 2002 compared to the same period of the prior year. Additionally, lower revenues resulted from the cessation of NASD market making activities and the impact of decimalization on trading spreads previously available in the industry.

     Investment banking revenues for the six months ended June 30, 2002 were $215,000, a decrease of $306,000 or 59%, compared to the same period last year due to higher investment banking transactions during 2001 and more favorable market conditions.

     Interest income for the six months ended June 30, 2002 was $62,000, a decrease of $140,000 or 69%, compared to the same period last year due to significantly reduced customer margin account balances and the transfer of customer margin accounts to NFS on April 26, 2002.

                        11 of 18

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002
COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001 (CONTINUED)

     Compensation and benefits expense of $3,127,000 for the six months ended June 30, 2002 decreased $4,050,000 or 56%, compared to the same period last year due to reduced commission, principal transaction and investment banking revenues, reduction in commission and salaried employees, certain voluntary salary reductions for executives and other key employees and the new reduced and restructured compensation plan, effective December 1, 2001, which pays less commissions to capital markets employees in exchange for a guaranteed salary.

     General and administrative expense of $1,097,000 for the six months ended June 30, 2002 decreased $174,000 compared to last year due primarily to the reorganization of various departments and subsidiaries to increase efficiency and the elimination of goodwill amortization effective January 1, 2002.

     Execution costs of $1,006,000 for the six months ended June 30, 2002 decreased $1,471,000 or 59%, compared to the same period last year primarily due to lower commission and principal transaction revenues.

     Occupancy, communications and systems expense of $870,000 for the six months ended June 30, 2002 increased $195,000 or 29%, compared to the same period last year due primarily due to costs incurred by DMC UK.

     Income tax benefit of $18,000 for the six months ended June 30, 2002 includes a $279,000 reserve for a deferred income tax asset of questionable realization (See Note 8) partially offset by current income taxes receivable of $297,000 recorded on the loss from operations for the six months ended June 30, 2002.

     During the second quarter of 2002, the provisions of Statement of Financial Accounting Standards No. 142 were implemented with respect to the evaluation of the fair value of recorded goodwill which resulted from the acquisition of K&S, Inc. As a result, the Company recorded a $1,150,500 transition impairment adjustment of goodwill via restatement of the Company's results of operations for the three-month period ended March 31, 2002 as required by Statement No. 142.

CAPITAL RESOURCES AND LIQUIDITY

     Cash and cash equivalents at June 30, 2002 of $1,215,000 increased $91,000 from December 31, 2001 primarily due to the transfer of clearing activities to NFS on April 26, 2002 which resulted in the conversion of balances due from customers and certain clearing deposits to cash. Such increases in cash were used to fund the 2002 year-to-date operating loss of the Company. At June 30, 2002, cash and cash equivalents included $499,000 of clearing deposits held at the Boston Stock Exchange and The Securities and Futures Authority.

     Fechtor Detwiler terminated its two revolving line of credit facilities on April 23, 2002 when customer transactions began processing on a fully disclosed basis with NFS. Borrowings on such lines of credit were collateralized by securities held in margin accounts of customers. Accordingly, the Firm no longer has access to such lines of credit.

     In March 2002, the Company borrowed $300,000 from its Vice Chairman and issued a promissory note (the "Note") due May 22, 2003 at 10% interest rate per annum. The Note is secured by $303,500 of non-marketable investments recorded at fair value at June 30, 2002. The Note allows the lender to purchase the non-marketable investments securing the Note in exchange for canceling the Note and any interest due thereon prior to May 22, 2003.

     In May 2002, the president of K&S reimbursed the Company for certain trading losses totaling $102,000. This amount was recorded as paid-in-capital.

     In June 2002, the Company discharged an obligation to pay
$50,000 for consulting services by issuing 50,000 common shares to Erwin, Graves & Associates of which Mr. James H. Graves is a principal shareholder.

                         12 of 18

ITEM 2.	 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONTINUED)

TRENDS AND UNCERTAINTIES


     The Company has been advised by NASDAQ that its common stock does not currently meet the requirements for continued listing on the NASDAQ SmallCap Market and that its common stock may be removed from trading. The common stock of the Company must have a minimum closing bid price of $1.00 per share for ten consecutive trading days before January 6, 2003 to maintain its current listing. If compliance with the listing requirements is not met, the Company's common stock will be traded on the Over-the-Counter Bulletin Board.

     The Company also received notice from the Pacific Exchange
("PCX") that the PCX will be reviewing the Company's current listing status on that exchange to assure compliance with its listing requirements.

STRATEGIC OUTLOOK

     During the first half of 2002, management identified and met with many portfolio managers and hedge fund analysts to introduce Fechtor Detwiler, its capital markets staff and its channel research information and capabilities. Institutional clients engage the Firm to provide research information and analysis unencumbered by investment banking relationships. During the past seven months, approximately one hundred new clients were added to our customer base. Management believes this statistic, especially in view of the world economy, unpredictable trading volumes and market volatility, validates the quality of our research which is provided to investment managers throughout the United States, the United Kingdom and Asia. Management is hopeful that its research model continues to be well received and in demand.

     Commission revenues from institutional sales at DMC UK have increased reflecting a growing acceptance of Fechtor Detwiler's US-based research products and services presented to UK and
European clients of this subsidiary.   Continued growth of DMC
UK, however, is also contingent upon the market factors discussed above.

     Retail commission revenues have been negatively impacted by the continued market uncertainty, now well over two years in length, and reduced the head count in retail sales professionals. The Firm has begun to reposition the retail sales group with the development of an attractive compensation plan for top brokers and financial advisors to join Fechtor Detwiler. The compensation plan provides retail sales professionals the opportunity for greater participation in the success of their efforts. Additionally, their efforts will include other compensation in the form of stock option awards. Most importantly, Fechtor Detwiler allows for the independence of the customer representatives to manage the accounts of their customers as they believe are appropriate for each client, as opposed to the financial requirements of their employer as is common in many large financial services companies.

     Management is aggressively taking steps to return the Company to profitability and is investigating other opportunities to increase stockholder value. There can be no assurances, however, that revenues can be increased or even sustained, that costs can be reduced or additional capital can be secured during these uncertain financial market conditions.

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

                       13 of 18

ITEM 2.	 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONTINUED)

RECENT ACCOUNTING DEVELOPMENTS (CONTINUED)

     SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually. Within six months of initial application of the new standard, a transition impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transition impairment test should be reported as a change in accounting principle as of January 1, 2002. In addition to the transition impairment test, the required annual impairment test should be performed in the year of adoption of the standard.

     The new standard is effective for fiscal years beginning after December 15, 2001, and must be adopted as of the beginning of a fiscal year. Retroactive application is not permitted. The Company adopted the new standard on January 1, 2002, and ceased the amortization of its goodwill, which totaled $78,000 for the year ended December 31, 2001. The Company has evaluated the impact of the Standard's transition impairment test on the Company's value of goodwill and has recorded a $1,150,500 non-cash charge to operations.

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

     Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," (SFAS No. 145) was issued as of April 2002.
SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Most of the transition provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and certain provisions are effective for transactions entered into after May 15, 2002. Statement
No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146) was issued in June 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal and its provisions are effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact SFAS
No. 145 and SFAS No. 146, if any, may have on its financial position and results of operations.

                        14 of 18

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

                           15 of 18

                   PART II.  OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

        a.)  The Annual Meeting of Stockholders of Detwiler,
             Mitchell & Co. (the "Company") was held on May 20,
             2002.

        b.) The following matters were submitted to a vote of the Stockholders of the Company.

             1. To approve a special grant of stock options covering 1,463,333 shares of our Common Stock.

                    Votes For:            1,259,835
                    Votes Against:          283,553
                    Abstain:                  4,319
                    Non-votes:              980,224

             2. To elect three Directors of the Company, each to serve for three years or until their successor shall be duly appointed or elected.

                                             For              Withheld
                                          ---------           --------
                    Barton Beek           2,488,472            79,459
                    Robert Detwiler       2,499,733            28,198
                    James Graves          2,499,300            28,631

              4. To ratify the selection of PricewaterhouseCoopers
                 LLP as independent auditors for the Company for 2002.

                    Votes For:             2,519,516
                    Votes Against:             8,038
                    Abstain:                     377

ITEM 5.	OTHER INFORMATION

     On July 30, 2002, the Sarbanes Oxley Act of 2002 was passed into law, which would require the Securities and Exchange Commission to adopt rules requiring that all public companies have a majority of independent directors on their board of directors. Likewise, Nasdaq also proposed rules to the Securities and Exchange Commission requiring the same board of directors composition. The Company's board of directors was comprised of four independent directors and four directors who were also officers of the Company. Although the requirement would not go into effect for some time, Edward Hughes, Chief Operating Officer and Director, wishing for the Company to be in compliance with the new rules when they become effective, voluntarily resigned as a director of the Company on August 8, 2002 and the Board subsequently amended the bylaws of the Company to reduce the number of directors to seven. Mr. Hughes remains an officer of the Company and a director and officer of the Company's principal subsidiaries. The majority of the directors on the Company's Board of Directors are now independent directors as defined by the Securities and Exchange Commission.

                       16 of 18

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

        a.)  Exhibits.

               The following Exhibits are filed herewith:

             99.1 Notice received from Nasdaq Market System
                  regarding the non-compliance with listing and qualification standards.

             99.2 Notice received from Pacific Exchange regarding
                  the non-compliance with listing and qualification standards.

             99.3 On August 14, 2002, the Company issued a press
                  release containing its results of operations for its second quarter ending June 30, 2002.

        b.)  Reports on Form 8-K

             None.

                                17 of 18

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      /s/ Detwiler, Mitchell & Co.
                                      ----------------------------
                                             Registrant


August 14, 2002                        /s/ JAMES K. MITCHELL
-----------------                     ------------------------------------
 Date                                 James K. Mitchell
                                      Chairman and Chief Executive Officer


August 14, 2002                       /s/ STEPHEN D. MARTINO
-----------------                     ------------------------------------
 Date                                 Stephen D. Martino
                                      Chief Financial Officer and
                                      Principal Accounting Officer




                         18 of 18