Form 10-Q
period 2002-09-30
DETWILER MITCHELL & CO
filed 2002-11-08
CIK 746425

_____________________________________________________________________
_____________________________________________________________________

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(MARK ONE)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                               OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM          TO

                COMMISSION FILE NUMBER:  0-12926

                    DETWILER, MITCHELL & CO.
     (Exact name of registrant as specified in its charter)

            DELAWARE                            95-2627415
----------------------------------         ----------------------
 (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)             Identification No.)



      225 FRANKLIN STREET                            02110
           BOSTON, MA
----------------------------------------         -------------
(Address of principal executive offices)          (Zip Code)



REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  617-451-0100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes       X       No
                                       ------------     -----------

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of November 8, 2002, the registrant had 2,702,357 shares of common stock, $0.01 par value, issued and outstanding.

_____________________________________________________________________
_____________________________________________________________________

                            DETWILER, MITCHELL & CO.

                               INDEX TO FORM 10-Q


                                                                Page
                                                                ----

PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statement of Financial Condition at
            September 30, 2002 and December 31, 2001...............3

         Consolidated Statement of Operations for the three and nine-month periods ended September 30, 2002 and 2001...4

         Consolidated Statement of Cash Flows for the three and nine-month periods ended September 30, 2002 and 2001...5

         Notes to Consolidated Financial Statements................6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................10

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk............................................15

PART II. - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.........................16

Signatures........................................................17

Certifications....................................................18

                           2 of 19

                         PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                DETWILER, MITCHELL & CO.

                      CONSOLIDATED STATEMENT OF FINANCIAL CONDITION


                                            SEPTEMBER 30,         DECEMBER 31,
                                                2002                  2001
                                           --------------        --------------
                                                            (UNAUDITED)

      ASSETS

Cash and cash equivalents                  $   1,075,178         $  1,124,191
Security deposits                                198,979              350,589
Securities borrowed                                    -              445,400
Deposits with clearing organizations             276,000              268,604
Commissions, current income taxes and
  other receivables                              962,439              279,577
Receivables from brokers, dealers and
  clearing organizations                               -               15,093
Due from customers                                     -            5,038,833
Marketable investments, at fair value                  -               31,995
Non-marketable investments, at fair value        110,000              250,000
Deferred income taxes                            175,717              414,517
Fixed assets, net                                407,482              565,933
Intangible assets                                117,385            1,567,885
Prepaid expenses and other                       413,307              362,225
                                           --------------        --------------
      Total Assets                         $   3,736,487         $ 10,714,842
                                           ==============        ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Notes payable                            $     465,054         $  2,100,000
  Payable to brokers, dealers and clearing
    organizations                                      -            1,410,829
  Due to customers                                     -              929,737
  Salaries and commissions payable               461,269              314,258
  Accounts payable and accrued liabilities       411,049              746,185

      Total Liabilities                        1,337,372            5,501,009
                                           --------------        -------------
Contingencies (Note 5)

Stockholders' Equity:
  Preferred stock, no par value;
    5,000,000 shares authorized,
    none issued                                        -                    -
  Common stock, $0.01 par value;
    20,000,000 shares authorized,
    2,702,357 and 2,652,357 shares
    outstanding at September 30, 2002
    and December 31, 2001, respectively           27,023               26,523
  Paid-in-capital                              4,880,487            4,728,987
  Retained earnings (deficit)                 (2,508,395)             458,323
                                           --------------        -------------
      Total Stockholders' Equity               2,399,115            5,213,833
                                           --------------        -------------
      Total Liabilities and Stockholders'
        Equity                             $   3,736,487         $ 10,714,842
                                           ==============        ==============


              See Accompanying Notes to Consolidated Financial Statements.

                                     3 of 19


                               DETWILER, MITCHELL & CO.

                        CONSOLIDATED STATEMENT OF OPERATIONS


                                          FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                          ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                      ---------------------------- ----------------------------
                                      2002                2001         2002            2001
                                      -------------  ------------- -------------  -------------
                                                            (UNAUDITED)


REVENUES
 Commissions                          $  2,493,924   $  2,838,639  $  6,215,825   $ 10,395,248
 Principal transactions                    406,632        898,813     1,184,048      4,153,888
 Investment banking                              -         98,500       215,015        619,111
 Interest                                    4,091         85,167        65,900        286,878
 Other                                      76,545         83,942       235,247        278,432
                                      -------------  ------------- -------------  -------------
   Total revenues                        2,981,192      4,005,061     7,916,035     15,733,557
                                      -------------  ------------- -------------  -------------

EXPENSES
 Compensation and benefits               1,875,178      2,254,922     5,002,632      9,432,436
 General and administrative                631,645        692,935     1,728,901      1,963,713
 Execution costs                           428,898        751,924     1,435,289      3,229,806
 Occupancy, communications
  and systems                              478,036        415,288     1,347,960      1,090,635
 Interest                                        -          6,000        38,446         31,901
 Amortization of intangibles                     -         19,500             -         58,500

 Loss on sale of specialist firm           213,000              -       213,000              -

 Unrealized loss on non-marketable
  securities                               200,000              -       200,000              -
                                      -------------  ------------- -------------  -------------
   Total expenses                        3,826,757      4,140,569     9,966,228     15,806,991
                                      -------------  ------------- -------------  -------------

   Loss before cumulative effect
    of change in accounting
    principle and income taxes            (845,565)      (135,508)   (2,050,193)       (73,434)


 Cumulative effect of change in
  accounting principle                           -              -    (1,150,500)             -
                                      -------------  ------------- -------------  -------------

   Loss before income taxes               (845,565)      (135,508)   (3,200,693)       (73,434)

 Income tax (expense) benefit, net         215,960        (37,392)      233,975        (64,145)
                                      -------------  ------------- -------------  -------------

   Net loss                           $   (629,605)  $   (172,900) $ (2,966,718)  $   (137,579)
                                      =============  ============= =============  =============

   NET LOSS PER SHARE:
     Basic                            $      (0.23)  $      (0.07) $      (1.11)  $      (0.05)
                                      =============  ============= =============  =============
     Diluted                          $      (0.23)  $      (0.07) $      (1.11)  $      (0.05)
                                      =============  ============= =============  =============

   WEIGHTED AVERAGE SHARES
    OUTSTANDING:
     Basic                               2,702,357      2,602,313     2,669,764      2,604,591
                                      =============  ============= =============  =============
     Diluted                             2,702,500      2,602,313     2,674,296      2,607,402
                                      =============  ============= =============  =============


        See Accompanying Notes to Consolidated Financial Statements.

                                    4 of 19



                                 DETWILER, MITCHELL & CO.

                           CONSOLIDATED STATEMENT OF CASH FLOWS


                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                ---------------------------------------
                                                    2002                       2001
                                                -------------             -------------
                                                              (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $ (2,966,718)             $   (137,579)
Adjustments to reconcile net loss to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization                      170,944                   150,238
  Deferred income taxes                              238,800                         -
  Impairment and reduction of goodwill             1,450,500                         -
  Unrealized loss on non-marketable securities       200,000                         -
  Amortization of intangibles and purchased
   service rights                                          -                   119,487

Changes in:
  Commissions, current income taxes and
   other receivables                                (682,862)                        -
  Deposits with clearing organizations                (7,396)                 (453,610)
  Receivables from brokers, dealers and
   clearing organizations                             15,093                   378,865
  Due from customers                               5,038,833                  (883,117)
  Securities borrowed                                445,400                 2,761,400
  Security deposits                                  151,610                         -
  Prepaid expenses and other assets                  (51,082)                 (456,377)
  Payables to brokers, dealers and
   clearing organizations                         (1,410,829)                   21,846
  Due to customers                                  (929,737)               (2,291,637)
  Salaries and commissions payable                   147,011                  (706,611)
  Accounts payable and accrued liabilities          (285,136)                 (235,636)
                                                -------------             -------------
    Net cash provided by (used in)
     operating activities                          1,524,431                (1,732,731)
                                                -------------             -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                 (12,493)                 (325,474)
Purchase of marketable investments                   (60,000)                 (112,603)
Proceeds from sale of marketable investments          31,995                         -
Purchase of non-marketable investments                     -                   (54,545)
Acquisition of K&S, net of cash acquired                   -                (1,200,000)
                                                -------------             -------------
   Net cash used in investing activities             (40,498)               (1,692,622)
                                                -------------             -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in notes payable, net         (1,634,946)                2,100,000

Increase (decrease) in common stock and
 paid-in-capital                                     102,000                   (38,156)
                                                -------------             -------------
   Net cash provided by (used in) financing
    activities                                    (1,532,946)                2,061,844
                                                -------------             -------------
   Net decrease in cash                              (49,013)               (1,363,509)

Cash and cash equivalents at beginning
 of period                                         1,124,191                 2,737,434
                                                -------------             -------------

Cash and cash equivalents at end of period      $  1,075,178              $  1,373,925
                                                =============             =============
CASH PAYMENTS:
  Interest expense                              $     38,447              $     24,613
  Income taxes                                             -                   574,130
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 TRANSACTIONS:
  Increase in prepaid expenses and
   other assets                                 $          -              $     40,000

  Increase in intangible assets                            -                    22,500
  Increase in notes payable                                -                   300,000
  Decrease in accounts payable and accrued
   liabilities                                        50,000                         -
  Increase in common stock and paid-in-capital        50,000                    62,500



               See Accompanying Notes to Consolidated Financial Statements


                                  5 of 19

                    DETWILER, MITCHELL & CO.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION

     Detwiler, Mitchell & Co. (the "Company") is the holding company for its three principal operating subsidiaries: Fechtor, Detwiler & Co., Inc., a channel research, institutional sales and private client group headquartered in Boston, MA; James Mitchell & Co., a financial services company headquartered in San Diego, CA and Detwiler, Mitchell & Co. (UK) Limited ("DMC UK"), an institutional sales firm headquartered in London, England.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the financial statements of the Company. Certain accounts of prior period financial statements have been reclassified to conform with the current period presentation.

     Principles of Consolidation - The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

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

     Principal Transactions - Principal transactions revenues primarily represent amounts earned from executing transactions by the Company's specialist firm.

     Income Taxes - Income tax liabilities or assets are recorded through charges or credits to the statement of operations for the estimated income taxes payable or refundable for the current period. Deferred income tax assets or liabilities are recorded for future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

     Use of Estimates - The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the accompanying financial statements. Actual results could vary from the estimates that were used.

                    6 of 19

                    DETWILER, MITCHELL & CO.

NOTE 3.  NET CAPITAL REQUIREMENT

     The Company's principal broker dealer subsidiary, Fechtor Detwiler, is subject to the Uniform Net Capital Rule 15c3-1 of the Securities and Exchange Commission. Fechtor Detwiler computes its net capital under the alternative method permitted by the Rule, which requires its minimum net capital to be $250,000.

     At September 30, 2002, Fechtor Detwiler's net capital was
$780,000, which is $530,000 in excess of its minimum net capital requirement of $250,000.

     Effective April 26, 2002, Fechtor Detwiler changed from a self-clearing to a fully disclosed broker dealer (see Note 6 below) with National Financial Services LLC ("NFS"), a wholly owned subsidiary of Fidelity Investments as clearing broker. As a result, the Rule 15c3-1 minimum net capital requirement is expected to be reduced to $100,000 in November 2002. Fechtor Detwiler has agreed with NFS to maintain minimum net capital of $500,000 through December 31, 2002, $750,000 through June 30,
2003, and $1,000,000 on July 1, 2003 and beyond. Additionally, Fechtor Detwiler has a $250,000 clearing deposit with NFS which will be reduced to $100,000 in July 2003.

NOTE 4. EARNINGS PER SHARE

     Basic and diluted net loss per share and weighted average shares outstanding follows:

                               FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                            --------------------------  ------------------------
                                 2002          2001         2002         2001
                            ------------  ------------  ------------ -----------
Net loss                    $  (629,605)  $  (172,900)  $(2,966,718) $ (137,579)
                            ============  ============  ============ ===========

Net loss per share:
  Basic                     $     (0.23)  $     (0.07)  $     (1.11) $   (0.05)
                            ============  ============  ============ ===========
  Diluted                   $     (0.23)  $     (0.07)  $     (1.11) $   (0.05)
                            ============  ============  ============ ===========

Weighted average shares
 outstanding:
  Basic                       2,702,357     2,602,313     2,669,764  2,604,591

   Incremental shares
    assumed outstanding
    from exercise of
    stock options                   143             -         4,532      2,811
                            ------------  ------------  ------------ -----------
  Diluted                     2,702,500     2,602,313     2,674,296  2,607,402
                            ============  ============  ============ ===========


NOTE 5.  CONTINGENCIES

     The Company is involved in several legal proceedings concerning matters arising in connection with its business operations. Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company's financial condition, but may be material to the Company's operating results for any particular period, depending in part upon the operating results for such period.

                     7 of 19

                    DETWILER, MITCHELL & CO.

NOTE 5.  CONTINGENCIES (CONTINUED)

     Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for additional information with respect to certain pending legal proceedings which have remained substantially unchanged since last reported upon by the Company.

     The Company is exploring opportunities to reduce occupancy costs at DMC UK. Any such actions may result in restructuring costs.

NOTE 6. CHANGE FROM A SELF-CLEARING TO A FULLY DISCLOSED BROKER
DEALER

     On April 26, 2002, Fechtor Detwiler began introducing customer transactions on a fully disclosed basis to NFS as clearing broker. Accordingly, Fechtor Detwiler is no longer a self-clearing broker dealer and no longer holds funds on behalf of its customers.

     The decision to change from a self-clearing broker dealer to a fully disclosed broker dealer was based upon several factors. Most significant are the competitive environment of the securities industry, expanded products and services Fechtor Detwiler will be able to offer its customers through its relationship with NFS, business risks associated with remaining a self-clearing broker dealer, increased insurance coverage for customer accounts, and the increased ability to retain and hire competent retail broker and financial planning sales professionals because of enhanced products, services and technology offered by NFS.

NOTE 7.  RELATED PARTY TRANSACTIONS

     On March 22, 2002, the Company borrowed $300,000 from James
H. Graves, its Vice Chairman, and issued a promissory note to him (the "Note") due May 22, 2003 at 10% interest rate per annum.
The Note is secured by four of the Company's non-marketable investments. The Note allows Mr. Graves to purchase the non-marketable investments securing the Note, upon giving the Company three business days notice, in exchange for canceling the Note's stated principal balance and any interest due thereon prior to May 22, 2003.

     In June 2002, the Company discharged an obligation to pay
$50,000 for consulting services to Erwin, Graves & Associates by issuing 50,000 common shares to Erwin, Graves & Associates of which Mr. James H. Graves is a principal shareholder.

NOTE 8.  INCOME TAXES

     In connection with the merger of JMC Group, Inc. with Fechtor, Detwiler & Co., Inc. in August 1999, a stock option plan was established and 150,000 options (post reverse stock split) were granted to certain key employees, by the founding partners of Fechtor Detwiler, to acquire common shares of Fechtor Detwiler prior to the merger. In September 1999, the Company recorded an increase in paid-in-capital of $850,000, compensation expense of $850,000 and a $340,000 deferred income tax asset. In the second quarter of 2002, management determined certain stock options granted to individuals no longer employed by the Company had terminated. At September 30 and June 30, 2002, 27,000 of such options remained outstanding at an exercise price of $0.40 per share. Based upon the aforementioned termination of 123,000 options, this deferred income tax asset was reduced by a non-cash charge of $279,000 recorded in the second quarter of 2002.

                       8 of 19

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

     The Company also received notice from the Pacific Exchange
("PCX") that the PCX will be reviewing the Company's current listing status on that exchange to assure compliance with its listing requirements at its November 21, 2002 meeting.

     In May 2002, the president of K&S reimbursed the Company for certain trading losses totaling $102,000, which was recorded as paid-in-capital.

NOTE 10.  IMPAIRMENT OF GOODWILL

     During the second quarter of 2002, the Company implemented the transition provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," with respect to the evaluation of the fair value of recorded goodwill which resulted from the acquisition of K. & S., Inc. As a result, the Company recorded a transition impairment adjustment of goodwill of $1,150,500. In accordance with the requirements of Statement No. 142, this transition adjustment was recorded as of January 1, 2002, requiring restatement of the Company's results of operations for the three-month period ended March 31, 2002.

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

NOTE 11.  SALE OF K&S

     On September 30, 2002, Detwiler, Mitchell & Co. sold K. & S., Inc. ("K&S"), its wholly owned specialist business which operated on the Boston Stock Exchange. The Company recorded a loss from the sale of K&S of $213,000 in the third quarter of 2002. Kenneth M. King, president and director of K&S, reacquired the business from the Company in consideration for the forgiveness of a $150,000 promissory note due him which resulted from the Company's January 1, 2001 purchase of K&S from Mr. King and the cancellation of the remaining term of his employment agreement with the Company having a remaining value of approximately $150,000. Offers to purchase K&S were solicited by the Company and it received two expressions of interest in acquiring K&S from third parties. Mr. King, the former owner, had the right of first refusal to present a superior purchase offer pursuant to the terms of the purchase agreement, and his offer was accepted by the Company.

                       9 of 19

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Detwiler, Mitchell & Co. (the "Company") is the holding company for its three principal operating subsidiaries: Fechtor, Detwiler & Co., Inc., a channel research, institutional sales and private client group headquartered in Boston, MA; James Mitchell
& Co., a financial services company headquartered in San Diego, CA and Detwiler, Mitchell & Co. (UK) Limited ("DMC UK"), an institutional sales firm headquartered in London, England.
K. & S., Inc., a specialist firm with operations on the Boston Stock Exchange, was sold on September 30, 2002 (see Note 11 to the financial statements).

     During the nine months ending September 30, 2002, the Company experienced a number of challenges due to adverse market conditions, the decline in retail sales, institutional sales and trading opportunities, and a decline in investment banking revenues. As a result, comparisons with prior periods are dramatic. Because of the changes in the industry, the Company has altered its strategy by clearing transactions through NFS, freeing up capital and providing a better product offering to its customers. In addition, management has replaced its commission-only compensation system with one that is aligned more with production volume as well as overall firm profitability and is restaffing with experienced professionals available in the industry due to overall economic conditions.

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

     The Company had a net loss of $630,000, or $0.23 per share - basic and diluted on 2.7 million basic and diluted weighted average shares outstanding, for the three months ended September 30, 2002 compared to a net loss of $173,000, or $0.07 per share - basic and diluted on 2.6 million diluted weighted average shares outstanding, for the three months ended September 30, 2001. Net loss for the third quarter of 2002 included two non-cash charges: a $213,000 loss on the sale of K. & S., Inc. and a $200,000 unrealized loss on non-marketable investments.

     Total revenues for the quarter ended September 30, 2002 were $2,981,000, a decrease of $1,024,000 or 26%, compared to
$4,005,000 for the same period in 2001.

     Commission revenues for the quarter ended September 30, 2002 were $2,494,000, a decrease of $345,000 or 12%, compared to the same period last year primarily due to the reorganization of the institutional sales, research and trading departments following the resignations of key personnel in October 2001, and adverse market conditions.

     Principal transaction revenues for the quarter ended September 30, 2002 were $407,000, a decrease of $492,000 or 55%, compared to the same period last year principally due to adverse market conditions and lower transaction volumes from certain customers which were sharply lower in 2002 compared to the same period of the prior year. Additionally, lower revenues resulted from the cessation of NASD market making activities and the impact of decimalization on trading spreads previously available in the industry.

     Investment banking had no revenues for the quarter ended
September 30, 2002 compared to $99,000 in revenues for the same period last year due to greater investment banking activity and more favorable market conditions during 2001.

     Interest income for the quarter ended September 30, 2002 was $4,000, a decrease of $81,000 or 95%, compared to the same period last year, due to significantly reduced customer margin account balances and the transfer of customer margin accounts to NFS in the second quarter of 2002.

     Compensation and benefits expense for the quarter ended September 30, 2002 was $1,875,000, a decrease of $380,000 or 17%, compared to the same period last year due to reduced commission, principal transaction and investment banking revenues, reductions in commission and salaried employees, certain voluntary salary reductions for executives and other key employees and the new reduced and restructured compensation plan, effective December 1, 2001, which pays lower commissions to capital markets employees in exchange for a guaranteed salary.

                       10 of 19

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001 (CONTINUED)

     General and administrative expense for the quarter ended September 30, 2002 was $632,000, a decrease of $61,000 or 9% compared to the same period last year, due primarily to the reorganization of various departments and subsidiaries to increase efficiency partially offset by increased legal costs.

     Execution costs for the quarter ended September 30, 2002 were $429,000, a decrease of $323,000 or 43% compared to the same period last year, primarily due to lower commission and principal transaction revenues.

     Occupancy, communications and systems expense for the quarter ended September 30, 2002 was $478,000, an increase of $63,000 or 15% compared to the same period last year primarily due to increased communication expense.

     For the quarter ended September 30, 2002, the Company recorded a loss from the sale of K&S of $213,000 and an unrealized loss on non-marketable securities of $200,000 due to the impairment of several merchant banking investments made by the Company in prior years.

     Income tax benefit for the quarter ended September 30, 2002 of $216,000 results from current income tax benefit recorded on the loss from operations.

STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30,
2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

     The Company had a net loss of $2,967,000, or $1.11 per share
- basic and diluted on 2.7 million basic and diluted weighted average shares outstanding, for the nine months ended September 30, 2002 compared to a net loss of $138,000, or $0.05 per share - basic and diluted on 2.6 million weighted average shares outstanding, for the nine months ended September 30, 2001. Net loss for the nine month period ended September 30, 2002 included four non-cash charges totaling $1,843,000: a $1,151,000 charge from the write-down of goodwill on the implementation of Financial Accounting Standard No. 142, a $279,000 deferred income tax asset valuation allowance, a $213,000 loss on the sale of K&S and a $200,000 unrealized loss on non-marketable investments.

     Total revenues for the nine months ended September 30, 2002 were $7,916,000, a decrease of $7,818,000 or 50%, compared to $15,734,000 for the same period last year. The decrease primarily results from the reorganization of the institutional sales, research and trading departments following the resignations of key personnel in October 2001 and adverse market conditions.

     Commission revenues for the nine months ended September 30, 2002 were $6,216,000, a decrease of $4,179,000 or 40% compared to the same period last year primarily due to the reorganization of the institutional sales, research and trading departments following the resignations of key personnel in October 2001 and adverse market conditions.

     Principal transaction revenues for the nine months ended September 30, 2002 were $1,184,000, a decrease of $2,970,000 or
71% compared to the same period last year, principally due to adverse market conditions and transaction volumes from certain customers which were sharply lower in 2002 compared to the same period of the prior year. Additionally, lower revenues resulted from the cessation of NASD market making activities and the impact of decimalization on trading spreads previously available in the industry.

     Investment banking revenues for the nine months ended September 30, 2002 were $215,000, a decrease of $404,000 or 65%
compared to the same period last year, due to higher volume of investment banking transactions and more favorable market conditions during 2001.

     Interest income of $66,000 for the nine months ended
September 30, 2002 decreased $221,000 or 77% compared to the same period last year, due to significantly reduced customer margin account balances and the transfer of customer margin accounts to NFS during the second quarter of 2002.

                          11 of 19

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30,
2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(CONTINUED)

     Compensation and benefits expense of $5,003,000 for the nine months ended September 30, 2002 decreased $4,430,000 or 47% compared to the same period last year, due to reduced commission, principal transaction and investment banking revenues, reduction in commission and salaried employees, certain voluntary salary reductions for executives and other key employees and the new reduced and restructured compensation plan, effective December 1, 2001, which pays less commissions to capital markets employees in exchange for a guaranteed salary.

     General and administrative expense of $1,729,000 for the nine months ended September 30, 2002 decreased $235,000 or 12% compared to last year, due primarily to the reorganization of various departments and subsidiaries to increase efficiency partially offset by increased legal costs.

     Execution costs of $1,435,000 for the nine months ended
September 30, 2002 decreased $1,795,000 or 56% compared to the same period last year, primarily due to lower commission and principal transaction revenues.

     Occupancy, communications and systems expense of $1,348,000 for the nine months ended September 30, 2002 increased $257,000 or 24%, compared to the same period last year due primarily to costs incurred by DMC UK.

     For the nine months ended September 30, 2002, the Company recorded a loss from the sale of K&S of $213,000 and an unrealized loss on non-marketable securities of $200,000 due to the impairment of several merchant banking investments made by the Company in prior years.

     The Company recorded a $1,150,500 transition impairment adjustment of the intangible asset which resulted from the acquisition of K&S in the first quarter of 2002 in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." In addition, the Company recorded a loss from the sale of K&S of $213,000 in the third quarter of 2002.

     Income tax benefit, net was $234,000 for the nine months ended September 30, 2002. Income tax benefit is comprised of a current income tax benefit of $513,000 on the loss from operations for the nine months ended September 30, 2002, partially offset by a $279,000 reserve for a deferred income tax asset of questionable realization (see Note 8).

CAPITAL RESOURCES AND LIQUIDITY

     Cash and cash equivalents at September 30, 2002 of $1,075,000 decreased $49,000 from December 31, 2001 primarily due to losses on operations partially offset by the transfer of clearing activities to NFS on April 26, 2002, which resulted in the conversion of balances due from customers and certain clearing deposits to cash. At September 30, 2002, cash and cash equivalents included $146,000 of clearing deposits held at DMC UK.

     Fechtor Detwiler terminated its two revolving line of credit facilities on April 23, 2002 when customer transactions began processing on a fully disclosed basis with NFS. Borrowings under such lines of credit were collateralized by securities held in margin accounts of customers. Accordingly, the Company no longer has access to such lines of credit.

     In March 2002, the Company borrowed $300,000 from its Vice Chairman and issued a promissory note (the "Note") due May 22, 2003 at 10% interest rate per annum. The Note is partially secured by $110,000 of non-marketable investments recorded at fair value at September 30, 2002. During the quarter ended September 30, 2002, the Company recorded a $200,000 unrealized loss on non-marketable securities to reflect the decline in value of certain portfolio investments. The Note allows the lender to purchase the non-marketable investments securing the Note in exchange for canceling the Note and any interest due thereon prior to May 22, 2003.

                          12 of 19

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CAPITAL RESOURCES AND LIQUIDITY (CONTINUED)

     In May 2002, the president of K&S reimbursed the Company for certain trading losses totaling $102,000, which was recorded as paid-in-capital.

     In June 2002, the Company discharged an obligation to pay
$50,000 for consulting services by issuing 50,000 common shares to Erwin, Graves & Associates of which Mr. James H. Graves is a principal shareholder.

     The Company is presently exploring various means of raising capital that may be needed to finance operations. Although the Company believes it will have sufficient capital to maintain operations through the end of the current fiscal year, it may not be able to sustain additional losses over the longer term in the absence of an additional capital infusion. There can be no assurance that such capital will be available on favorable terms, or will be available at all.

TRENDS AND UNCERTAINTIES

     The Company has been advised by NASDAQ that its common stock does not currently meet the requirements for continued listing on the NASDAQ SmallCap Market and that its common stock may be removed from trading on the SmallCap Market. The common stock of the Company must have a minimum closing bid price of $1.00 per share for ten consecutive trading days before January 6, 2003 to maintain its current listing. If compliance with the listing requirements is not met, the Company's common stock will be traded on the Over-the-Counter Bulletin Board.

     The Company also received notice from the Pacific Exchange ("PCX") that the PCX will be reviewing the Company's current listing status on that exchange to assure compliance with its listing requirements at their November 21 meeting to determine if further extension of the Company's waiver of the $1.00 bid requirement is warranted.

STRATEGIC OUTLOOK

     Management is aggressively taking steps to return the Company to profitability and is investigating other opportunities to increase stockholder value. There can be no assurances, however, that revenues can be increased or even sustained, that costs can be reduced or additional capital can be secured during these uncertain financial market conditions.

     Throughout 2002, management has met with many portfolio managers and hedge fund analysts to present Fechtor Detwiler, its capital markets staff and its channel research information and capabilities. Institutional clients engage Fechtor Detwiler to provide research information and analysis unencumbered by investment banking relationships. Since December 2001, approximately 125 new clients have been added to the Firm's customer base. Management believes this accomplishment, especially in view of the world economy, unpredictable trading volumes and market volatility, validates the quality of the Firm's research which is provided to investment managers throughout the United States, the United Kingdom and Asia. Management is hopeful that its research model continues to be well received and in demand.

     Through August 2002, commission revenues from institutional sales at DMC UK have increased reflecting a growing acceptance of Fechtor Detwiler's US-based research products and services presented to UK and European clients of this subsidiary.
Revenues at DMC UK have recently been less than expected, possibly reflective of market conditions. Continued growth of revenues and the achievement of profitable operations of DMC UK is contingent upon the market factors discussed above.

     Retail commission revenues have been negatively impacted by the continued market uncertainty, now well over two years in length, and the reduced head count in retail sales professionals. The Company has begun to reposition the retail sales group with the development of an attractive compensation plan for top brokers and financial advisors to join Fechtor Detwiler. The compensation plan provides retail sales professionals the opportunity for greater participation in the success of their efforts. Additionally, their efforts will include other compensation in the form of stock option awards. Most importantly, Fechtor Detwiler allows for the independence of the customer representatives to manage the accounts of their customers as they believe are appropriate for each client, as opposed to the financial requirements of their employer, as is common in many large financial services companies.

                           13 of 19

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

     Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145) was issued as of April 2002. SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, " Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Most of the transition provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and certain provisions are effective for transactions entered into after May 15, 2002. Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities"(SFAS No. 146) was issued in June 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal and its provisions are effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact SFAS No. 145 and SFAS No. 146, if any, may have on its financial position and results of operations.

                     14 of 19

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT

     Any statements in this report that are not historical facts are intended to fall within the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking terminology as "expect", "look", "believe", "anticipate", "may", "will" or similar statements or variations of such terms. Any forward-looking statements should be considered in light of the risks and uncertainties associated with Detwiler, Mitchell & Co. and its businesses, economic and market conditions prevailing from time to time, and the application and interpretation of Federal and state tax laws and regulations, all of which are subject to material changes and which may cause actual results to vary materially from what had been anticipated. Certain factors that affect Detwiler, Mitchell & Co. include continuing operating losses, a possible need to raise additional capital, conditions affecting revenues, reliance on key personnel, competition, and regulatory and legal matters as follows:

     Continued Operating Losses. The Company has experienced operating losses for the past six fiscal quarters and has recognized additional losses due to impairment of goodwill and the decline in value of certain of the Company's securities holdings. These continuing losses have adversely affected the Company's cash balances and management cannot predict when, and if, the Company will return to profitability.

     Possible Need to Raise Additional Capital. The Company's operating losses have significantly eroded its cash balances and the Company may need to raise additional capital to finance its operations. There can be no assurance that such capital will be available on favorable terms, or will be available at all.

     Conditions Affecting Revenues. Revenues, cash flows and earnings of the Company have been adversely affected by volatility in the financial markets and fluctuating economic and political conditions and continuation of these or other conditions could produce lower revenues. Also, a decline in client account balances resulting from changing industry or economic conditions or the performance of the capital markets could also adversely affect the Company's revenues, cash flows and earnings.

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

                           15 of 19

                   PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     a.)  Exhibits.

          The following Exhibit is filed herewith:

          99.1 On November 8, 2002, the Company issued a press release containing its results of operations for its third quarter ending September 30, 2002.

     b.)  Reports on Form 8-K

          On October 2, 2002, the Company filed a Form 8-K regarding the divestiture of K&S.


                           16 of 19

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


November 8, 2002                   /s/ James K. Mitchell
-----------------                  ------------------------------------
 Date                              James K. Mitchell
                                   Chairman and Chief Executive Officer


November 8, 2002                   /s/ Stephen D. Martino
-----------------                  ------------------------------------
 Date                              Stephen D. Martino
                                   Chief Financial Officer and
                                   Principal Accounting Officer

                       17 of 19

                         CERTIFICATIONS

I, James K. Mitchell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Detwiler, Mitchell & Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
     "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ James K. Mitchell
------------------------------------
Chairman and Chief Executive Officer

                              18 of 19

                         CERTIFICATIONS

I, Stephen D. Martino, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Detwiler, Mitchell & Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
     "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Stephen D. Martino
----------------------------
Chief Financial Officer and
Principal Accounting Officer



                              19 of 19