Form 10-K
period 2002-12-31
DETWILER MITCHELL & CO
filed 2003-03-11
CIK 746425

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-12926

DETWILER, MITCHELL & CO.

(Exact name of registrant as specified in its charter)

Delaware	95-2627415

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Franklin Street, Boston, MA	02110

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code
617-451-0100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock	Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.01 Per Share

Title and Class

Indicate by check mark whether the registrant is an “accelerated filer” as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the common stock on February 21, 2003, as reported on the Nasdaq SmallCap Market, was approximately $1,952,971.  Shares of common stock held by each officer and director of the registrant and by each person who owns 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          As of  February 28, 2003, the registrant had 3,202,356 shares of common stock, $0.01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders which is presently expected to be held on May 19, 2003, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or before April 19, 2003 and is referred to herein as the “Proxy Statement,” are incorporated herein by reference into Part III hereof as provided in such Part.

DETWILER, MITCHELL & CO.

PART I

Item 1. Description of Business

General

          Detwiler, Mitchell & Co. (the “Company”) is the holding company for its three principal operating subsidiaries: Fechtor, Detwiler & Co., Inc., (“Fechtor Detwiler” or the “Firm”) a channel research, institutional sales and private client group headquartered in Boston, MA; James Mitchell & Co., a financial services company headquartered in San Diego, CA and Detwiler, Mitchell & Co. (UK) Limited (“DMC UK”), the Company’s institutional sales firm headquartered in London, England.  K. & S., Inc., the Company’s specialist firm, was sold on September 30, 2002 (see Note 15) and is included in the Company’s operating results through that date.

Fechtor, Detwiler & Co., Inc.

          Fechtor, Detwiler & Co., Inc. is a channel research, institutional sales and private client group firm headquartered in Boston, Massachusetts.  The Firm was founded in 1962 as a sole proprietorship and was incorporated in 1971.  The Firm’s business activities include focused equity research and institutional and retail securities brokerage activities.  Institutional sales are conducted from the Boston office.  Retail sales are conducted through registered private client representatives in the northeastern United States.

Institutional Business & Channel Research

          The Firm’s institutional brokerage business is driven by highly focused “Channel Research.”  Channel Research refers to the in-depth analysis of business conditions, demand and pricing throughout the supply and sales chain of certain high-technology industry segments, including semi-conductor devices, electronic production equipment, electronics manufacturing, wireless communications, and enterprise software.

          Fechtor Detwiler’s research analysts gather information and data from numerous sources within a distribution “channel”.  These include business partners, systems integrators, distributors, retailers, and sales reps, as well as chief information officers of other companies and other buyers of technology.  The Company believes the Firm’s research products are particularly valuable in light of recently adopted SEC regulations that bar selective disclosure and other SEC initiatives that are reshaping the research environment.  The Company obtained a trademark of the name “Channel Notes” in December 2002 and has other trademark applications pending.

          Several additional characteristics that the Company believes distinguishes the Firm’s research from other “sell-side” Wall Street firms include the following:

•

Focused on pertinent and proprietary information gathering - The Firm’s analysts do not rate companies or publish earnings models.  The Company believes its analysts can provide greater value gathering proprietary information and communicating this information swiftly to institutional investors.

•

Independence of research - The objectivity and independence of Fechtor Detwiler’s analysts are not compromised by investment banking relationships or corporate investments.  The Firm does not underwrite public offerings or engage in investment banking relationships for the firms it follows.  Nor does the Firm make investments in these companies through asset management units or principal trading activities.  The Firm’s analysts and sales representatives generate high-quality, “actionable” ideas (whether bullish or bearish) that prompt trading decisions by investors.  Fechtor Detwiler believes that its institutional clients place a high value on the objectivity of its research.

•

Pre-existing and deep industry relationships - Technical knowledge and industry contacts are important differentiating characteristics of the Firm’s Channel Research model.  The Firm’s analysts have professional experiences and relationships in the industries they follow.  Fechtor Detwiler’s institutional sales representatives typically have backgrounds as traditional research analysts or investment bankers.  The Firm’s Capital Markets team is capable of understanding, distilling and communicating technical information.  They have access to an extensive network of knowledgeable and influential industry contacts.

          Fechtor Detwiler’s research, sales and trading professionals operate as a highly cohesive, focused team of professionals in the Boston headquarters.  At December 31, 2002, the Firm serviced approximately 140 domestic and international accounts.

Private Client Group

          Revenues from retail brokerage activities are generated primarily through customer purchases and sales of equity securities on behalf of its customers.  The Firm also processes orders for bonds, mutual funds, other securities and insurance products.  Commissions are charged on both listed and over-the-counter agency transactions.

          Fechtor Detwiler provides a “broker-centric” environment for its traditional retail representatives characterized by superior payouts, a lack of bureaucracy, account pricing flexibility, and leading-edge technology and tools.  The Firm’s Private Client Group conducts its traditional retail operations through its registered private client representatives in three offices, one in Massachusetts and two in Connecticut.

          Retail commissions are charged in accordance with a commission schedule comparable to full-service retail brokerage firms.  The Firm does not attempt to compete with the commission rates charged by brokerage firms generally referred to as ‘‘discount brokers.’’  The largest portion of Fechtor Detwiler’s retail clients are individuals who reside in the Northeastern United States.  The Firm is not dependent on any single client for a significant portion of its revenues.

          In addition to securities brokerage services, the Firm also provides its retail clients specialized financial services including equity research, margin lending, individual retirement accounts and money market products.

DMC Financial Services

          In October 2001, the Firm augmented its traditional retail business by establishing an independent financial advisory program through DMC Financial Services.  DMC Financial Services, a division of Fechtor Detwiler, allows independent representatives to process securities, mutual funds and insurance products through the Company’s brokerage and insurance subsidiaries in exchange for a percentage of commission revenues and other fees.

Change from a Self-Clearing to a Fully Disclosed Broker Dealer

          In April 2002, Fechtor Detwiler began introducing customer transactions on a fully disclosed basis to National Financial Services LLC (“NFS”), a wholly owned subsidiary of Fidelity Investments as clearing broker.  Accordingly, Fechtor Detwiler is no longer a self-clearing broker dealer and no longer holds funds on behalf of its customers.

          The decision to change from a self-clearing broker dealer to a fully disclosed broker dealer was based upon several factors.  Most significant among these were the competitive environment of the securities industry, expanded products and services Fechtor Detwiler will be able to offer its customers through its relationship with NFS, business risks associated with remaining a self-clearing broker dealer, increased insurance coverage for customer accounts, and the increased ability to retain and hire retail broker and financial planning sales professionals because of enhanced products, services and technology offered by NFS.

James Mitchell & Co.

          James Mitchell & Co. and its subsidiaries, JMC Financial Corporation and JMC Insurance Services Corporation (collectively, “JMC”) were founded in 1983 and are located in San Diego, California.  JMC provides annuity, insurance and mutual fund sales and support services for certain financial institutions and life insurance companies and the related servicing of tax-advantaged annuities, insurance products and mutual funds.

          JMC earns commissions and service fees from new product sales and the accumulated asset value of the accounts being serviced.

Detwiler, Mitchell & Co. (UK) Limited

          Detwiler, Mitchell & Co. (UK) Limited (“DMC UK”) is a wholly owned institutional sales firm located in London, UK.  DMC UK provides Fechtor Detwiler research on U.S. companies to European hedge funds.

K. & S., Inc.

          On September 30, 2002, Detwiler, Mitchell & Co. sold K. & S., Inc. (“K&S”), its wholly owned specialist business which operated on the Boston Stock Exchange.  The Company recorded a $213,000 loss from the sale which was recorded in the third quarter of 2002  (see Note 15).

Competition

          The Company is engaged in the highly competitive securities brokerage and financial services businesses competing with regional securities brokerage firms, large national and international securities firms, and discount brokerage firms.  To an increasing degree, the Company also competes for various segments of the financial services business with other institutions such as commercial banks, mutual fund companies, and investment advisory and financial planning firms.  In addition to the competition for retail investment business, there is substantial competition among firms in the securities industry to attract and retain experienced client representatives.

          Additionally, large competitors are able to advertise their products and services on a national or regional basis and have a far greater number and variety of distribution outlets for their products.  Discount brokerage firms market their services through aggressive pricing and promotional efforts.

Regulation

          The securities industry in the United States is subject to extensive regulation under Federal and state laws.  The Securities and Exchange Commission (‘‘SEC’’) is the Federal agency charged with administration of the Federal securities laws.  Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national and regional securities exchanges.  These self-regulatory organizations adopt rules (which are subject to approval by the SEC) which govern the industry.

          Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, or changes in interpretations or enforcement of existing laws and rules, often affect directly the method of operation and profitability of broker-dealers.  The SEC and the self-regulatory organizations may conduct administrative proceedings which can result in censure, fines, suspension or expulsion of a broker-dealer, its officers and its employees.  The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities markets rather than the protection of creditors or stockholders of broker-dealers.

          One of the most important regulations with which the broker-dealer subsidiaries of the Company must continually comply is SEC Rule 15c3-1, which requires all broker-dealers to maintain a minimum amount of net capital.  The Company’s principal broker dealer subsidiary, Fechtor Detwiler, is subject to Rule 15c3-1.  Fechtor Detwiler computes its net capital under the alternative method permitted by the Rule, which requires its minimum net capital to be $100,000.

          At December 31, 2002, Fechtor Detwiler’s regulatory net capital was $959,000, which is $859,000 in excess of its $100,000 minimum net capital requirement.

          In April 2002, Fechtor Detwiler changed from a self-clearing to a fully disclosed broker dealer (see Note 5) with NFS as clearing broker.  Fechtor Detwiler has agreed with NFS to maintain minimum net capital of $500,000 through December 31, 2002, $750,000 through June 30, 2003, and $1,000,000 thereafter.  Fechtor Detwiler also has a $250,000 clearing deposit with NFS which will be reduced to $100,000 in July 2003.

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

Strategic Outlook

          Management has been and will continue to take aggressive steps to establish and maintain profitability and is investigating other opportunities to increase stockholder value.  There can be no assurance, however, that revenues can be increased or even sustained, that costs can be reduced or additional capital can be secured during these uncertain financial market conditions.

          Throughout 2002, management has met with many portfolio managers and hedge fund analysts to present Fechtor Detwiler, its Capital Markets staff and its Channel Research information and capabilities.  Institutional clients engage Fechtor Detwiler to provide research information and analysis unencumbered by investment banking relationships.  Since December 2001, approximately 140 new clients have been added to the Firm’s customer base.  Management believes this accomplishment, especially in view of the world economy, unpredictable trading volumes and market volatility, validates the quality of the research which the Firm provides to investors and investment managers.  Management is hopeful that its research model will continue to be well received and in demand.

          Retail commission revenues have been negatively impacted by the continued market uncertainty, now almost three years in length, and the reduced number of retail sales professionals.  The Company has repositioned the retail sales group with the development of an attractive compensation plan for highly skilled top brokers and financial advisors to join Fechtor Detwiler.  The Firm’s compensation plan provides retail sales professionals the opportunity for greater participation in the success of their efforts.  Additionally, their efforts will include other compensation in the form of stock option awards.  Most importantly, Fechtor Detwiler allows for the independence of the customer representatives to manage the accounts of their customers as they believe are appropriate for each client, as opposed to the financial requirements of their employer, as is common in many large financial services companies.

Employees

          At December 31, 2002, the Company had 44 employees, none of whom are covered by, or parties to, a collective bargaining agreement.  The success of Detwiler, Mitchell & Co. is highly dependent upon its continuing ability to hire, train and retain qualified staff.  Management considers relations with its employees to be good.

Item 2. Properties

          Both the Company and Fechtor Detwiler use office space at 225 Franklin Street, Boston, Massachusetts.  The lease for this space, which contains approximately 15,000 square feet, expires in 2007.  James Mitchell & Co. uses office space at 9710 Scranton Road, Suite 100, San Diego, California.  The lease for this space, which contains approximately 2,500 square feet, expires in 2006.  DMC UK leases approximately 2,100 square feet of office space in London, England through May 2006.  Management believes its existing facilities are adequate for near-term needs.

Item 3. Legal Proceedings

          The Company from time to time is subject to legal proceedings and claims which arise in the ordinary course of its business.  Management believes that resolution of these matters will not have a material adverse effect on the Company’s results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

          The common stock of Detwiler, Mitchell & Co. (the ‘‘Company’’) is principally traded in the NASDAQ SmallCap Market (‘‘SCM’’) under the symbol DMCO.  At February 21, 2003, there were approximately 223 stockholders of record with approximately 587 beneficial owners.  Seven broker-dealers are presently market makers in the Company’s common stock on the NASDAQ SCM.  The Company is also listed on the Pacific Exchange (‘‘PCX’’) under the symbol DEM, but the trading volume in the Company’s common stock on the PCX is not material.

          The following table reflects the high and low sales prices per share of the Company’s common stock in the NASDAQ market.  For additional information, see Note 13 to the consolidated financial statements.

	Sales Price			Sales Price

2002	High	Low	2001	High	Low

First Quarter	$1.25	$0.95	First Quarter	$4.50	$1.13
Second Quarter	$1.33	$0.72	Second Quarter	$3.75	$2.00
Third Quarter	$1.15	$0.36	Third Quarter	$3.25	$1.00
Fourth Quarter	$1.25	$0.81	Fourth Quarter	$2.90	$0.81

          No dividends were paid by the Company during 2002 or 2001.  Dividends, if any, will be determined by the Board of Directors based upon profitability, cash availability and other considerations as deemed appropriate.

          Equity compensation plans are discussed in Note 12 to the consolidated financial statements.

Item 6. Selected Financial Data

Years Ended December 31:	2002	2001	2000	1999	1998

Total revenues	$9,840,196	$16,462,960	$20,405,980	$15,154,363	$12,079,027
Total expenses	11,275,784	17,252,205	19,268,890	16,391,171	12,045,254

Income (loss) from continuing operations before income taxes	(1,435,588)	(789,245)	1,137,090	(1,236,808)	33,773
Income tax (expense) benefit	14,952	(425,334)	(509,335)	387,582	(25,792)

Income (loss) from continuing operations	(1,420,636)	(1,214,579)	627,755	(849,226)	7,981

Discontinued operations:
Cumulative effect of change in accounting principle	(1,150,500)	—	—	—	—
Loss on disposal	(213,000)	—	—	—	—
Loss from operations	(235,866)	(292,740)	—	—	—
Income tax benefit	127,112	88,346	—	—	—

Loss from discontinued operations	(1,472,254)	(204,394)	—	—	—

Net income (loss)	$(2,892,890)	$(1,418,973)	$627,755	$(849,226)	$7,981

Net income (loss) per share
Continuing operations:
Basic	$(0.53)	$(0.47)	$0.22	$(0.39)	$—
Diluted	$(0.52)	$(0.47)	$0.21	$(0.39)	$—
Discontinued operations:
Basic	$(0.55)	$(0.08)	$—	$—	$—
Diluted	$(0.54)	$(0.08)	$—	$—	$—
Weighted average shares outstanding:
Basic	2,682,079	2,606,524	2,898,723	2,174,089	1,650,000
Diluted	2,713,671	2,610,690	2,923,580	2,174,089	1,650,000

At December 31:	2002	2001	2000	1999	1998

Total assets	$3,872,575	$10,714,842	$13,342,796	$17,842,355	$10,546,820
Total liabilities	1,099,632	5,501,009	6,784,334	9,497,442	8,382,053
Total stockholders’ equity	2,772,943	5,213,833	6,558,462	8,344,913	2,164,767

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

          Detwiler, Mitchell & Co. (the “Company”) is the holding company for its three principal operating subsidiaries: Fechtor, Detwiler & Co., Inc., (“Fechtor Detwiler” or the “Firm”) a channel research, institutional sales and private client group headquartered in Boston, MA; James Mitchell & Co., a financial services company headquartered in San Diego, CA and Detwiler, Mitchell & Co. (UK) Limited (“DMC UK”), the Company’s institutional sales firm headquartered in London, England.  K. & S., Inc., the Company’s specialist firm, was sold on September 30, 2002 (see Note 15) and is included in the Company’s operating results through that date.

          During the years ending December 31, 2002 and 2001, the Company experienced a number of challenges due to adverse market conditions, the decline in retail sales, institutional sales and trading opportunities, and a decline in investment banking revenues.  As a result, comparisons with prior periods are dramatic.  Because of the changes in the industry, in April 2002, Fechtor Detwiler altered its strategy by clearing transactions through NFS rather than internally as a self-clearing broker dealer.  As a result, capital was freed up and management believes the Firm now offers a better product mix to its customers.  In addition, management has replaced its commission-only compensation system with one that is aligned more with production volume as well as overall Firm profitability.  Throughout 2002, the Company has restaffed and hired experienced professionals who became available in the industry.

          The following discussion and analysis of our financial condition and results of operations is part of our Annual Report on Form 10-K to the Securities and Exchange Commission, or “SEC,” and should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included under Item 8 of this Report.  Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications.

Statement of Operations for 2002 Compared to 2001

          Net loss for the year ended December 31, 2002 was $2,893,000 or $1.08 per share basic and $1.06 per share diluted on 2,682,000 basic and 2,714,000 diluted weighted average shares outstanding.  Loss from continuing operations was $1,421,000 or $0.53 per share basic and $0.52 per share diluted.  Loss from discontinued operations for the year ended December 31, 2002 was $1,472,000 or $0.55 per share basic and $0.54 per share diluted.  Net loss was $1,419,000 for the year ended December 31, 2001 or $0.54 per share – basic and diluted, on 2,607,000 basic and 2,611,000 diluted weighted average shares outstanding, for the year ended December 31, 2001.  Loss from continuing operations for the year ended December 31, 2001 was $1,215,000 or $0.47 basic and diluted on 2,607,000 basic and 2,611,000 diluted weighted average shares outstanding.  Loss from discontinued operations for the year ended December 31, 2001 was $204,000 or $0.08 per share basic and diluted.

          Net loss for the year ended December 31, 2002 included four non-cash charges totaling $1,789,000: a $1,151,000 charge from the write-down of goodwill on the implementation of Financial Accounting Standard No. 142, a $225,000 net deferred income tax asset valuation allowance, a $213,000 loss on the sale of K & S, Inc., and a $200,000 unrealized loss on non-marketable investments.

          Total revenues of $9,840,000 for the year ended December 31, 2002 decreased $6,623,000 or 40% compared to revenues of $16,463,000 for 2001.  The decrease primarily results from the reorganization of the institutional sales, research and trading departments following the resignations of key personnel in October 2001 and adverse market conditions, lower principal transaction revenues and reduced investment banking revenues.

          Commission revenues of $9,151,000 for the year ended December 31, 2002 decreased $3,299,000 or 26% compared to last year primarily due to the reorganization of the institutional sales, research and trading departments following the resignations of key personnel in October 2001, and adverse market conditions.  Additionally, fewer retail sales representatives and lower trading volumes contributed to the decline in revenues.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Statement of Operations for 2002 Compared to 2001 (Continued)

          Principal transaction revenues of $21,000 for the year ended December 31, 2002 decreased $2,366,000 or 99% compared to last year.  The decrease is principally due to adverse market conditions and transaction volumes from certain customers which were sharply lower in 2002 compared to the same period of the prior year.  Additionally, lower revenues resulted from the cessation of market making activities and the impact of decimalization on trading spreads previously available in the industry.

          Investment banking revenues of $278,000 for the year ended December 31, 2002 decreased $627,000 or 69% compared to last year due to greater investment banking transactions and more favorable market conditions in 2001.

          Interest income of $72,000 for the year ended December 31, 2002 decreased $274,000 or 79% compared to last year due to significantly reduced customer margin account balances and the transfer of customer margin accounts to NFS in April 2002.

          Compensation and benefits expense of $6,247,000 for the year ended December 31, 2002 decreased $4,708,000 or 43% compared to the last year.  The decrease is due to reduced commission, principal transaction and investment banking revenues, a reduction in the number of commission and salaried employees, voluntary salary reductions for three executives and the new reduced and restructured compensation plan, effective December 1, 2001, which pays less commissions to capital markets employees in exchange for a guaranteed salary.

          General and administrative expense of $2,321,000 for the year ended December 31, 2002 decreased $317,000 or 12% compared to last year due primarily to the reorganization of various departments and subsidiaries to increase efficiency partially offset by increased legal costs.

          Occupancy, communications and systems expense of $1,669,000 for year ended December 31, 2002 increased $282,000 or 20% compared to the last year primarily due to costs incurred by DMC UK.

          Execution costs of $781,000 for the year ended December 31, 2002 decreased $1,121,000 or 59% compared to last year primarily due to lower commission and principal transaction revenues.

          In September 2002, the Company recorded an unrealized loss on non-marketable securities of $200,000 due to the impairment of several non-marketable investments from market factors.

          In the first quarter of 2002, a $1,151,000 transition impairment adjustment of the intangible asset was recorded which resulted from the acquisition of K&S in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”  In September 2002, the Company recorded a loss on the sale of K&S of $213,000, $236,000 of losses from operations of K&S since January 1, 2002 and a $127,000 income tax benefit.

          Total income tax benefit, net, was $142,000 for the year ended December 31, 2002 which includes a current income tax benefit of $381,000 on the loss from operations for the year ended December 31, 2002 and a valuation reserve for deferred income tax assets.

Statement of Operations for 2001 Compared to 2000

          Net loss for the year ended December 31, 2001 was $1,419,000 or $0.54 per share – basic and diluted, on 2,607,000 basic and 2,611,000 diluted weighted average shares outstanding.  Loss from continuing operations during this period was $1,215,000 or $0.47 per share basic and diluted.  Loss from discontinued operations for the year ended December 31, 2001 was $204,000 or $0.08 per share basic and diluted.  Net income from continuing operations for the year ended December 31, 2000 was $628,000 or $0.22 per share – basic and $0.21 per share diluted, on 2,899,000 basic and 2,924,000 diluted weighted average shares outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Statement of Operations for 2001 Compared to 2000 (Continued)

          Net loss for the year ended December 31, 2001 includes $852,000 of non-cash charges: a $400,000 reserve against a deferred income tax asset, a $310,000 write-down of a non-marketable investment and $142,000 of write-offs primarily related to impaired purchased servicing rights.  Net income for 2000 includes a non-cash write-down of $600,000, after income tax benefit of $400,000, from the impairment of a non-marketable investment.

          Revenues for the year ended December 31, 2001 were $16,463,000, a decrease of $3,943,000 or 19%, compared to revenues of $20,406,000 for 2000. The decrease in revenues for 2001 primarily results from lower commission and principal transaction revenues of $2,396,000 at Fechtor Detwiler, decreased commission revenues of $613,000 at JMC, and reduced interest income of $565,000 and lower gains on investments of $289,000 at Fechtor Detwiler.

          Commission revenues of $12,450,000 for the year ended December 31, 2001 increased $454,000 or 4% compared to 2000 primarily due to higher institutional commissions partially offset by lower retail commissions at Fechtor Detwiler and lower annuity sales commissions at JMC due to market conditions.

          Principal transaction revenues of $2,386,000 for the year ended December 31, 2001 decreased $3,449,000 or 59% compared to 2000.  The decrease primarily results from reduced customer trading activities.

          Investment banking revenues of $905,000 for the year ended December 31, 2001 increased $24,000 or 3% compared to 2000 due primarily to market factors.

          Realized and unrealized gains on investments were $27,000 for the year ended December 31, 2001 compared to $317,000 in 2000.

          Interest income of $346,000 for the year ended December 31, 2001 decreased $565,000 or 62% compared to 2000 due to significantly reduced customer margin account balances, lower cash in banks and lower interest rates.

          Compensation and benefits expense of $10,955,000 for the year ended December 31, 2001 decreased $1,284,000 or 10% compared to 2000 principally due to lower principal transaction revenues at Fechtor Detwiler.

          General and administrative expense of $2,638,000 for the year ended December 31, 2001 increased $250,000 or 10% compared to 2000 due primarily to expenses incurred at DMC UK.

          Occupancy, communications and systems expense of $1,387,000 for the year ended December 31, 2001 increased $259,000 or 23% compared to 2000 due primarily to costs at DMC UK as well as trading system enhancements at Fechtor Detwiler.

          Execution costs of $1,902,000 for the year ended December 31, 2001 decreased $380,000 or 17% compared to 2000 due primarily to lower execution costs at Fechtor Detwiler from lower principal transaction revenues and the internalization of certain trading activities.

          Interest expense of $55,000 for the year ended December 31, 2001 decreased $171,000 or 76% compared to 2000 due to lower average notes payable balances from reduced customer margin accounts and lower interest rates.

          In December 2001, the Company recorded an unrealized loss on non-marketable securities of $310,000 due to the impairment of a non-marketable investment from market factors.  Results for 2000 included an unrealized gain of $210,000 on the same non-marketable investment.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Statement of Operations for 2001 Compared to 2000 (Continued)

          Total income tax expense of $337,000 for 2001 primarily results from a $400,000 reserve against previously recorded deferred income taxes receivable, partially offset by reversal of a $80,000 deferred income tax payable from an unrealized gain on a non-marketable merchant banking investment previously recorded in 2000 and nominal state income tax benefit.  Income tax expense of $509,000 for 2000 results from tax expense on income before income taxes.

          Loss from discontinued operations of K&S for the year ended December 31, 2001 was $204,000 which reflects reduced trading spreads and profits from the impact of decimalization.

Capital Resources and Liquidity

          Cash and cash equivalents at December 31, 2002 was $1,244,000 compared to $1,135,000 at December 31, 2001.  The increase primarily results from the transfer of clearing activities to NFS on April 26, 2002, which resulted in the conversion of balances due from customers and certain clearing deposits to cash and the proceeds of a $300,000 promissory note.  Such increases were substantially offset by the reduction in cash to fund the loss from operations for the year ended December 31, 2002.  At December 31, 2002, cash and cash equivalents included a $146,000 clearing deposit held on behalf of DMC UK.

          Effective December 1, 2001, a new compensation plan was implemented at Fechtor Detwiler with the following major provisions:  payouts to institutional salesmen, research analysts and traders decreased from a combined 62% to 48% (a 23% reduction); execution costs and certain direct sales expenses will be shared by employees and the Firm; employees will be paid a guaranteed salary; bonuses earned in excess of the guaranteed salary will be deferred with 75% being paid annually on a staggered basis (by department) and 25% paid over a three-year vesting period beginning the following year.  Unvested portions of the deferred bonuses will be forfeited by any employee upon termination of employment, unless due to layoff.  Additionally, all institutional salesmen, research analysts, and trading employees executed an employment and non-compete agreement with the Firm in consideration for significant stock option grants and the aforementioned restructured compensation plan.  Such plan has increased working capital of the Company by reducing payouts and deferring a portion of variable compensation (see Note 9).

          In March 2002, the Company borrowed $300,000 from Mr. James Graves, its Vice Chairman, and issued a promissory note due May 22, 2003 at 10% interest rate per annum.  The promissory note was canceled in December 2002 in exchange for 300,000 newly issued shares of the Company’s common stock.

          In May 2002, the president of K&S reimbursed the Company for certain trading losses of $102,000, which was recorded as paid-in-capital.

          In June 2002, the Company discharged an obligation to pay $50,000 for consulting services by issuing 50,000 common shares to Erwin, Graves & Associates of which Mr. Graves is a principal shareholder.

          The Company sold 200,000 newly issued common shares in a private placement to Mr. Graves at $1.13 per share in January 2003, increasing total stockholders’ equity by $226,000.  Although the Company believes it will have sufficient capital to maintain operations through the end of the current fiscal year, it may not be able to sustain additional losses over the longer term.  There can be no assurance that additional capital will be available in future periods, on favorable terms, or will be available at all.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cautionary Statement for Purposes of the ‘‘Safe Harbor’’ Provisions of the Private Securities Litigation Reform Act

          Any statements in this report that are not historical facts are intended to fall within the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking terminology as ‘‘expect’’, ‘‘look’’, ‘‘believe’’, ‘‘anticipate’’, ‘‘may’’, ‘‘will’’ or similar statements or variations of such terms. Any forward-looking statements should be considered in light of the risks and uncertainties associated with Detwiler, Mitchell & Co. and its businesses, economic and market conditions prevailing from time to time, and the application and interpretation of Federal and state tax laws and regulations, all of which are subject to material changes and which may cause actual results to vary materially from what had been anticipated.  Certain factors that affect Detwiler, Mitchell & Co. include continuing operating losses, a possible need to raise additional capital, conditions affecting revenues, reliance on key personnel, competition, and regulatory and legal matters as follows:

          Continued Operating Losses.  The Company has experienced operating losses for the six fiscal quarters preceding the fourth quarter of 2002 and has recognized additional losses due to impairment of goodwill and the decline in value of certain of the Company’s securities holdings.  These losses have adversely affected the Company’s cash balances.  While the Company reported income from continuing operations before income taxes of $166,000 for the quarter ended December 31, 2002, management cannot predict when, or if, the Company will return to longer-term profitability.

          Possible Need to Raise Additional Capital.  The Company’s operating losses have significantly eroded its cash balances and the Company may need to raise additional capital to finance its operations.  The Company raised $226,000 in capital in January 2003.  Although the Company believes it will have sufficient capital to maintain operations through the end of the current fiscal year, it may not be able to sustain additional losses over the longer term.  There can be no assurance that additional capital will be available in future periods on favorable terms, or will be available at all.

          Conditions Affecting Revenues.  Revenues, cash flows and earnings of the Company have been adversely affected by volatility in the financial markets and fluctuating economic and political conditions and continuation of these or other conditions could produce lower revenues.  Also, a decline in client account balances resulting from changing industry or economic conditions or the performance of the capital markets could also adversely affect the Company’s revenues, cash flows and earnings.

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

          Regulatory and Legal Factors.  The Company’s business may be affected by developments or changes in applicable regulations, as well as by legal proceedings and claims arising from the conduct of its businesses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Significant Accounting Policies

          The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” and prevailing practices within the financial services industry.  The preparation of consolidated financial statements requires management to make judgments involving significant estimates and assumptions, in the application of certain accounting policies, about the effects of matters that are inherently uncertain.  These estimates and assumptions, which may materially affect the reported amounts of certain assets, liabilities, revenues and expenses, are based on information available as of the date of the financial statements, and changes in this information over time could materially impact amounts reported in the financial statements as a result of the use of different estimates and assumptions.  Certain accounting policies, by definition, have a greater reliance on the use of estimates and assumptions, and could produce results materially different from those originally reported.

          Based on the sensitivity of financial statement amounts to the methods, estimates and assumptions underlying reported amounts, the most significant accounting policies followed by the Company have been identified by management as the determination of the valuation of non-marketable investments, accounting for goodwill and accounting for income taxes.  These policies require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.  The following is a brief description of our most significant accounting policies.  An understanding of the judgments underlying these accounting policies is essential in order to understand our reported financial condition and results of operations.  These significant accounting policies are discussed in the Summary of Significant Accounting Policies section of this discussion and analysis, as well as in Note 2 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

Valuation of Non-Marketable Investments

          Investments in private companies are accounted for at fair value.  These investments do not trade on established exchanges and, accordingly, their fair value is not readily determinable.  Accordingly, management judgment is involved in the determination of the value of individual investments. The estimates and assumptions used by management to evaluate an investment’s fair value are impacted by many factors.  These factors include the Company’s  financial condition, its earnings capacity, prospects for development, as well as the overall condition of the economy and its impact on the capital markets.  Gains and losses related to these investments are recorded in the statement of operations.

Accounting for Goodwill

          On January 1, 2002, we adopted Statement of Financial Accounting Standards, or “SFAS,” No. 142, “Goodwill and Other Intangible Assets.”  Under the new standard, goodwill, including that acquired before initial application of the standard, is no longer amortized but is tested for impairment at least annually.  Accordingly, on an annual basis or as circumstances warrant, management reviews goodwill and evaluates events or other developments that may indicate impairment in the carrying amount.  The evaluation methodology for potential impairment is inherently complex and involves significant management judgment in the use of estimates and assumptions for determining the fair value of a reporting unit.  If the carrying amount of the reporting unit exceeds the fair value, then the Company compares the implied fair value of the goodwill to its carrying amount.  If the carrying amount of goodwill exceeds its implied fair value, then an impairment loss is recognized.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Accounting for Income Taxes

          Our overall tax position is complex and requires careful analysis by management to estimate the expected realization of income tax assets and liabilities.  Realization of deferred tax assets, including foreign tax credits, receivables from carrybacks to prior taxable periods, levels of future taxable income, and the achievement of tax planning strategies.  The determination of whether tax assets will be realized involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates.  Management continually monitors and evaluates the impact of current events and circumstances on the estimates and assumptions used in the recognition of deferred tax assets and the related tax positions.  Additional information about our income taxes and related accounting policies is included in Notes 2 and 10 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

Recent Accounting Developments

          In December 2002, SFAS No. 148 “Accounting for Stock-Based Compensation -- Transition and Disclosure an amendment of FASB Statement No. 123” was issued which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information.  The amendments to Statement 123 shall be effective for financial statements for fiscal years ending after December 15, 2002 and financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.  Early application is encouraged.  This guidance is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

          In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This Statement is effective for exit or disposal activities initiated after December 31, 2002, and requires costs associated with exit or disposal activities (including costs related to involuntary terminations and contract termination costs) to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Specifically, costs associated with involuntary terminations are to be accrued on the date the employees are notified, assuming the period of time between the notification date and termination date is the lesser of 60 days or the legally required notification period.  Otherwise, these costs are to be recognized evenly over the period from notification to termination.  Contract termination costs are to be recognized when the contract is legally terminated or when the economic benefits of the contract are no longer being realized.  It is not expected that this guidance will have a material impact on the Company’s financial position or results of operations.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data

DETWILER, MITCHELL & CO.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

At December 31

	2002	2001

ASSETS
Cash and cash equivalents	$1,243,655	$1,135,218
Security deposits (Note 11)	199,679	289,711
Deposits with clearing organizations (Note 4)	256,000	268,604
Commissions, current income taxes and other receivables (Note 10)	1,027,377	417,687
Due from customers (Note 5)	—	5,038,833
Securities borrowed	—	445,400
Marketable investments, at fair value	—	31,995
Non-marketable investments, at fair value (Note 6)	110,000	250,000
Deferred income taxes (Note 10)	190,000	414,517
Fixed assets, net (Note 7)	389,374	565,933
Goodwill (Note 14)	117,385	1,567,885
Prepaid expenses and others	339,105	289,059

Total Assets	$3,872,575	$10,714,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable (Note 8)	$99,032	$2,100,000
Payable to brokers, dealers and clearing organizations (Note 5)	—	1,410,829
Due to customers (Note 5)	—	929,737
Salaries and commissions payable (Note 9)	621,200	314,258
Accounts payable and accrued liabilities	379,400	746,185

Total Liabilities	1,099,632	5,501,009

Contingencies (Notes 7 and 11)
Stockholders’ Equity (Notes 4, 12, 13 and 16):
Preferred stock, no par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized; 3,002,356 and 2,652,357 shares outstanding at December 31, 2002 and 2001, respectively	30,023	26,523
Paid-in-capital	5,177,487	4,728,987
Retained earnings (deficit)	(2,434,567)	458,323

Total Stockholders’ Equity	2,772,943	5,213,833

Total Liabilities and Stockholders’ Equity	$3,872,575	$10,714,842

See Accompanying Notes to Consolidated Financial Statements.

DETWILER, MITCHELL & CO.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Years Ended December 31

	2002	2001	2000

Revenues:
Commissions	$9,150,831	$12,449,675	$11,995,968
Principal transactions	20,841	2,386,492	5,835,285
Investment banking	277,515	905,131	880,977
Realized and unrealized gains on investments	—	27,450	316,529
Interest	71,905	345,604	910,652
Other	319,104	348,608	466,569

Total revenues	9,840,196	16,462,960	20,405,980

Expenses:
Compensation and benefits	6,246,737	10,954,661	12,238,521
General and administrative	2,320,875	2,637,733	2,388,433
Occupancy, communications and systems	1,668,521	1,386,997	1,128,162
Execution costs	780,911	1,901,963	2,282,339
Interest	58,740	54,851	225,435
Impairment of non-marketable investments (Note 6)	200,000	310,000	1,000,000
Amortization of intangibles	—	6,000	6,000

Total expenses	11,275,784	17,252,205	19,268,890

Income (loss) from continuing operations before income taxes	(1,435,588)	(789,245)	1,137,090
Income tax benefit (expense)	14,952	(425,334)	(509,335)

Income (loss) from continuing operations	(1,420,636)	(1,214,579)	627,755

Discontinued operations (Note 15):
Cumulative effect of change in accounting principle (Note 14)	(1,150,500)	—	—
Loss on disposal	(213,000)	—	—
Loss from operations	(235,866)	(292,740)	—
Income tax benefit	127,112	88,346	—

Loss from discontinued operations	(1,472,254)	(204,394)	—

Net income (loss)	$(2,892,890)	$(1,418,973)	$627,755

Net income (loss) per share (Note 3)
Continuing operations:
Basic	$(0.53)	$(0.47)	$0.22
Diluted	$(0.52)	$(0.47)	$0.21
Discontinued operations:
Basic	$(0.55)	$(0.08)	$—
Diluted	$(0.54)	$(0.08)	$—
Weighted average shares outstanding:
Basic	2,682,079	2,606,524	2,898,723
Diluted	2,713,671	2,610,690	2,923,580

See Accompanying Notes to Consolidated Financial Statements.

DETWILER, MITCHELL & CO.

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY

For the Years Ended December 31

	Common Stock		Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Total

	Shares	Amount

December 31, 1999	3,195,313	$32,291	$7,200,160	$1,249,541	$(137,079)	$8,344,913
Issuance of common stock	6,000	60	22,440	—	—	22,500
Retirement of treasury stock	—	(338)	(136,741)	—	137,079	—
Purchase and retirement of treasury stock	(612,000)	(6,120)	(2,430,586)	—	—	(2,436,706)
Net income	—	—	—	627,755	—	627,755

December 31, 2000	2,589,313	25,893	4,655,273	1,877,296	—	6,558,462
Issuance of common stock	75,044	750	111,750	—	—	112,500
Purchase and retirement of treasury stock	(12,000)	(120)	(38,036)	—	—	(38,156)
Net loss	—	—	—	(1,418,973)	—	(1,418,973)

December 31, 2001	2,652,357	26,523	4,728,987	458,323	—	5,213,833
Issuance of common stock	349,999	3,500	346,500	—	—	350,000
Capital contribution	—	—	102,000	—	—	102,000
Net loss	—	—	—	(2,892,890)	—	(2,892,890)

December 31, 2002	3,002,356	$30,023	$5,177,487	$(2,434,567)	$—	$2,772,943

See Accompanying Notes to Consolidated Financial Statements.

DETWILER, MITCHELL & CO.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31

	2002	2001	2000

Cash Flows from Operating Activities:
Income (loss) from continuing operations	$(1,420,636)	$(1,214,579)	$627,755
Loss from discontinued operations and sale	(1,472,254)	(204,394)	—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	232,754	210,408	229,520
Deferred income taxes	224,517	275,483	(350,000)
Impairment and reduction of goodwill	1,450,500	—	—
Realized and unrealized losses on non-marketable and marketable investments, net	200,000	278,005	683,471
Amortization of intangibles	—	78,000	6,000
Changes in:
Commissions, current income taxes and other receivables	(609,690)	520,743	483,778
Security deposits	90,032	189	(9,738)
Deposits with clearing organizations	12,604	146,590	(65,735)
Due from customers	5,038,833	(1,440,134)	8,359,405
Securities borrowed	445,400	2,834,500	(3,208,700)
Prepaid expenses and other assets	(50,046)	57,264	247,849
Payables to brokers, dealers and clearing organizations	(1,410,829)	1,293,018	—
Due to customers	(929,737)	(3,106,002)	(172,535)
Salaries and commissions payable	306,942	(1,015,579)	—
Accounts payable and accrued liabilities and other	(316,785)	(554,762)	459,427

Net cash provided by (used in) operating activities	1,791,605	(1,841,250)	7,290,497

Cash Flows from Investing Activities:
Purchase of marketable investments	(60,000)	(50,000)	(427,765)
Proceeds from sale of investments	31,995	15,681	221,985
Capital expenditures	(56,195)	(338,491)	(205,903)
Acquisition of K&S, net of cash acquired	—	(1,200,000)	—

Net cash used in investing activities	(84,200)	(1,572,810)	(411,683)

Cash Flows from Financing Activities:
Increase (decrease) in notes payable, net	(1,700,968)	1,800,000	(3,000,000)
Increase in common stock and paid-in-capital	102,000	50,000	—
Proceeds from exercise of common stock options	—	—	22,500
Purchase and retirement of treasury stock	—	(38,156)	(2,436,706)

Net cash provided by (used in) financing activities	(1,598,968)	1,811,844	(5,414,206)

Net increase (decrease) in cash	108,437	(1,602,216)	1,464,608
Cash and cash equivalents at beginning of year	1,135,218	2,737,434	1,272,826

Cash and cash equivalents at end of year	$1,243,655	$1,135,218	$2,737,434

Cash Payments:
Interest expense	$58,739	$56,658	$216,231
Income taxes	—	574,130	314,000
Supplemental Disclosure of Non-Cash Transactions:
Prepaid expenses and other assets	$—	40,000	—
Intangible assets	—	22,500	—
Notes payable	(300,000)	300,000	—
Accounts payable and accrued liabilities	(50,000)	—	—
Common stock and paid-in-capital	350,000	112,500	—

See Accompanying Notes to Consolidated Financial Statements.

DETWILER, MITCHELL & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

          Detwiler, Mitchell & Co. (the “Company”) is the holding company for its three principal operating subsidiaries: Fechtor, Detwiler & Co., Inc., (“Fechtor Detwiler” or the “Firm”) a channel research, institutional sales and private client group headquartered in Boston, MA; James Mitchell & Co., a financial services company headquartered in San Diego, CA and Detwiler, Mitchell & Co. (UK) Limited (“DMC UK”), the Company’s institutional sales firm headquartered in London, England.  K. & S., Inc., the Company’s specialist firm, was sold on September 30, 2002 (see Note 15) and is included in the Company’s operating results through that date.

Note 2. Summary of Significant Accounting Policies

          Basis of Presentation — The consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the financial statements of the Company. Certain accounts of prior period financial statements have been reclassified to conform with the current period presentation.

          Principles of Consolidation — The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

          Cash Equivalents — Cash equivalents include instruments with an original maturity of three months or less.

          Marketable and Non-Marketable Investments — The Company may receive, as additional consideration for the performance of investment banking services, warrants to acquire an equity interest in firms or may lend to or make direct equity investments in companies through its merchant banking activities. Marketable and non-marketable investments are recorded at fair value and may result in the recognition of unrealized gains or losses due to changes in their fair value. Realized gains and losses are recognized when the investment is sold.

          Fair Value of Other Financial Instruments — The carrying amount of receivables, payables, and securities owned are reported in the statement of financial condition at fair value.

          Securities Transactions — Proprietary securities transactions in regular way trades are recorded on the settlement date (normally the third business day following the trade date), which is not materially different from the trade date. Securities transactions for customers are reported on the settlement date. Commission revenues and expenses are recorded on the trade date.

          Principal Transactions — Principal transactions revenues primarily represent amounts earned from executing transactions by the Company’s specialist firm.

          Income Taxes — Income tax liabilities or assets are recorded through charges or credits to the statement of operations for the estimated income taxes payable or refundable for the current period. Deferred income tax assets or liabilities are recorded for future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

          Use of Estimates — The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the accompanying financial statements. Actual results could vary from the estimates that were used.

DETWILER, MITCHELL & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Earnings Per Share

          Basic and diluted net income (loss) per share and weighted average shares outstanding at December 31 follows:

	2002	2001	2000

Income (loss):
Continuing operations	$(1,420,636)	$(1,214,579)	$627,755
Discontinued operations	(1,472,254)	(204,394)	—

Net income (loss)	$(2,892,890)	$(1,418,973)	$627,755

Net income (loss) per share:
Basic
Continuing operations	$(0.53)	$(0.47)	$0.22
Discontinued operations	(0.55)	(0.08)	—

	$(1.08)	$(0.55)	$0.22

Diluted
Continuing operations	$(0.52)	$(0.47)	$0.21
Discontinued operations	(0.54)	(0.08)	—

	$(1.06)	$(0.55)	$0.21

Weighted average shares outstanding:
Basic	2,682,079	2,606,524	2,898,723
Incremental shares assumed outstanding from exercise of stock options	31,592	4,166	24,857

Diluted	2,713,671	2,610,690	2,923,580

Note 4.  Regulatory Capital Requirement

          The Company’s principal broker dealer subsidiary, Fechtor Detwiler, is subject to the Uniform Net Capital Rule 15c3-1 of the Securities and Exchange Commission.  Fechtor Detwiler computes its net capital under the alternative method permitted by the Rule, which requires its minimum net capital to be $100,000.

          At December 31, 2002, Fechtor Detwiler’s net capital was $959,000, which is $859,000 in excess of its minimum net capital requirement of $100,000.

          In April 2002, Fechtor Detwiler changed from a self-clearing to a fully disclosed broker dealer (see Note 5) with National Financial Services LLC (“NFS”), a wholly owned subsidiary of Fidelity Investments, as clearing broker.  Fechtor Detwiler has agreed with NFS to maintain minimum net capital of $500,000 through December 31, 2002, $750,000 through June 30, 2003, and $1,000,000 thereafter. Additionally, Fechtor Detwiler has a $250,000 clearing deposit with NFS which will be reduced to $100,000 in July 2003.

DETWILER, MITCHELL & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Change from a Self-Clearing to a Fully Disclosed Broker Dealer

          On April 26, 2002, Fechtor Detwiler began introducing customer transactions on a fully disclosed basis to NFS as clearing broker. Accordingly, Fechtor Detwiler is no longer a self-clearing broker dealer and no longer holds funds on behalf of its customers.

          The decision to change from a self-clearing broker dealer to a fully disclosed broker dealer was based upon several factors.  Most significant among these were the competitive environment of the securities industry, expanded products and services Fechtor Detwiler will be able to offer its customers through its relationship with NFS, business risks associated with remaining a self-clearing broker dealer, increased insurance coverage for customer accounts, and the increased ability to retain and hire competent retail broker and financial planning sales professionals because of enhanced products, services and technology offered by NFS.

Note 6. Non-Marketable Investments

          Activity in non-marketable securities for the years ended December 31 follows:

	2002	2001

Balance at beginning of year	$250,000	$510,000
New investments	60,000	50,000
Unrealized losses	(200,000)	(310,000)

Balance at end of year	$110,000	$250,000

          In 2000, a $1,000,000 investment in OptiMark Technologies, Inc. became impaired and was recorded as a net charge to operations of $600,000 after a $400,000 deferred income tax benefit.  The loss was determined using information received throughout 2000 indicating impairment of such investment.  In 2001, a $400,000 deferred income tax valuation allowance was established for the deferred income tax asset which was recorded in 2000.

Note 7. Fixed Assets

          Fixed assets consisted of the following at December 31:

	2002	2001

Furniture and equipment	$982,946	$926,751
Leasehold improvements	82,420	82,420

	1,065,366	1,009,171
Less accumulated depreciation and amortization	(675,992)	(443,238)

	$389,374	$565,933

DETWILER, MITCHELL & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Fixed Assets (Continued)

          Office space is leased under two noncancelable leases expiring through 2007.  Future minimum annual lease payments at December 31, 2002 follow:

2003	$840,000
2004	841,000
2005	843,000
2006	659,000
2007	278,000

$3,461,000

          Rent expense was $831,000, $689,000 and $630,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 8. Notes Payable

          Notes payable at December 31, 2002 represents the balance of eight equal monthly installments due on a $149,000 note payable used to finance a prepaid asset.

          In March 2002, $300,000 was borrowed from the Company’s Vice Chairman and a promissory note was issued due May 22, 2003 at 10% interest rate per annum.  The promissory note was canceled in December 2002 in exchange for 300,000 newly issued shares of the Company’s common stock.

          At December 31, 2001, Fechtor Detwiler had two revolving line-of-credit facilities totaling $15,000,000, which were due on demand, and were collateralized by certain securities held in customer margin accounts.  Interest on the first facility is based on the federal funds rate plus 1.10% and interest on the second facility is based on the federal funds rate plus 1.25%.  Advances under these facilities were $1,800,000 at December 31, 2001.  Repayment of advances under the facilities resulted from the change from a self-clearing to a fully disclosed broker dealer.

Note 9.  Salaries and Commissions Payable

          Salaries and commissions payable at December 31 consisted of the following:

	2002	2001

Salaries	$72,560	$105,467
Retail and independent	284,217	208,791
Capital markets – short term	209,997	—
Capital markets – long term	54,426	—

	$621,200	$314,258

          Effective December 1, 2001, a new compensation plan was implemented at Fechtor Detwiler with the following major provisions:  payouts to institutional salesmen, research analysts and traders decreased from a combined 62% to 48% (a 23% reduction); execution costs and certain direct sales expenses are shared by employees and the Firm; employees will be paid a guaranteed salary; bonuses earned in excess of the guaranteed salary will be deferred with 75% being paid annually on a staggered basis (by department) and 25% paid over a three-year vesting period beginning the following year. Deferred bonuses will be forfeited by any employee upon termination. Additionally, several institutional salesmen, research analysts, and trading employees executed an employment and non-compete agreement with the Firm in consideration for significant stock option grants and the aforementioned restructured compensation plan. Such plan has increased working capital of the Company by reducing payouts and deferring a portion of variable compensation. Accordingly, $547,000 of deferred compensation will be payable under the three-year vesting provisions of the aforementioned plan for the year ended December 31, 2002. At December 31, 2002, $54,426 of such deferred compensation was amortized to compensation expense in 2002 in accordance with the vesting provisions of the plan.

DETWILER, MITCHELL & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Income Taxes

          Actual income tax (expense) benefit from continuing operations differs from the amount ‘‘expected’’ computed using the statutory Federal tax rate for the years ended December 31 as follows:

	2002	2001	2000

Expected income tax (expense) benefit using statutory Federal income tax rate of 34%	$488,099	$268,343	$(386,610)
Effects of:
Valuation allowances	(202,697)	(633,884)	—
Intangible assets	—	(2,040)	—
Write-off of deferred tax asset	(278,800)	—	—
Other	(23,133)	(34,270)	(51,429)
State income taxes, net of Federal tax benefit	72,382	2,367	(71,296)
UK rate differential	(40,899)	(25,850)	—

	$14,952	$(425,334)	$(509,335)

          Income tax (expense) benefit for the years ended December 31 follows:

	2002	2001	2000

Current:
Federal	$254,533	$(95,736)	$(520,231)
State	—	(19,416)	(148,864)
Deferred	(36,884)	323,702	159,760
Valuation allowances	(202,697)	(633,884)	—

	$14,952	$(425,334)	$(509,335)

          Components of the deferred tax asset at December 31 are as follows:

	2002	2001

Capital loss	$497,616	$—
Impairment of investment	400,000	400,000
Foreign subsidiary loss	316,581	193,884
Unrealized loss on investments	124,673	44,673
Compensation	61,200	340,000
State net operating loss carried forward	59,819	—
Fixed assets	54,898	38,244
Accrued liabilities	13,600	31,600

Subtotal	1,528,387	1,048,401
Valuation allowances	(1,338,387)	(633,884)

Total	$190,000	$414,517

Note 11. Contingencies

Legal Proceedings

          The Company from time to time is subject to other legal proceedings and claims which arise in the ordinary course of its business. Management believes that resolution of these matters will not have a material adverse effect on the Company’s results of operations or financial condition.

DETWILER, MITCHELL & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Contingencies (Continued)

Pledged Asset

          Included in security deposits at December 31, 2002 is a $195,000 treasury security pledged as collateral for a letter of credit.  The secured party does not have the right to sell or re-pledge the security.

Note 12. Stockholders’ Equity

Shareholder Rights Plan

          The Company has a Shareholder Rights Plan (the “Plan”) which provides for a dividend of one common stock purchase right (one “Right”) for each outstanding share of common stock of the Company. Each Right entitles the stockholder to purchase one share of common stock at $30.00 per share, subject to adjustment.  The Plan expires on February 21, 2010.

          Generally, Rights may be exercised ten days after any person or group (“Acquirer”) obtains beneficial ownership of 20% of the outstanding common shares, or ten days after an Acquirer announces a tender offer or other business combination, unless such tender offer or acquisition is made with the approval of the Board of Directors. The Board of Directors may affect the redemption of the Rights at any time before the Rights become exercisable at a nominal price payable in cash and/or shares of common stock.

          Under certain circumstances, including the acquisition of 25% of the Company’s common stock and the occurrence of certain “self-dealing transactions” by an Acquirer or certain other 20% holders, all Rights holders except the Acquirer may purchase the Company’s common stock at approximately 50% of the prevailing market price. Similarly, if the Company is acquired in a merger after the acquisition of specified percentages of the voting power of the Company, and the Acquirer is the resultant corporation, the Rights holders with the exception of the Acquirer, may purchase the Acquirer’s shares at a similar discount.

401(k) Matching Contributions

          The Company has a 401(k) retirement savings plan covering substantially all employees. Matching Company contributions of up to 3%, subject to the maximum allowed annual employee contribution, are made in the form of Company stock purchased on the open market.

Issuances of Common Stock

          On June 16, 2002, the Company discharged an obligation to pay $50,000 for consulting services by issuing 50,000 common shares to Erwin, Graves & Associates of which Mr. James Graves, the Company’s Vice Chairman, is a principal shareholder.

           On December 6, 2002, the Board of Directors approved converting the indebtedness represented by an outstanding promissory note payable to Mr. Graves, into 300,000 shares of Common Stock, increasing the outstanding common shares to 3,002,356. The Board also approved the private placement of up to 400,000 additional shares of common stock at a price equal to the average closing price of the common stock for five consecutive days immediately preceding each transaction but not less than the closing price on the day of the transaction.  On January 16, 2003, the Company sold 200,000 newly issued shares of common stock to Mr. Graves in such a private placement at a price of $1.13, the closing price on that date, increasing the outstanding common shares to 3,202,356.  (See Note 16)

DETWILER, MITCHELL & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Stockholders’ Equity (Continued)

Paid-in-Capital

          In May 2002, the president of K&S reimbursed the Company for certain trading losses totaling $102,000, which was recorded as paid-in-capital in the second quarter of 2002.

Common Stock Repurchases

          On November 16, 1999, the Board of Directors approved a plan to repurchase up to one million shares of common stock of the Company in either open market or privately negotiated transactions. The timing and number of the share purchases are determined at management’s discretion.  At December 31, 2002, a total of 183,200 shares had been repurchased since November 1999, at a cost of $199,941.

Note 13. Stock Options

          In 2000, the Company adopted the 2000 Omnibus Equity Incentive Plan (the “2000 Plan”) pursuant to which options to purchase an aggregate of 375,000 shares of common stock may be granted.  The Company may grant options on its common stock, stock appreciation rights, “phantom” stock and restricted stock in an aggregate total initial amount of 375,000 shares. The total aggregate grant amount automatically increases on January 1 of each year by the lesser of 37,500 shares, 10% of outstanding common stock, or an amount determined by the Board of Directors. The Company has not recorded any stock appreciation rights, “phantom” stock or restricted stock since inception of the Plan.  In 1993, the Company adopted the 1993 Executive Stock Option Plan and the 1993 Employee Stock Option Plan (collectively, the ‘‘1993 Plans’’). The 1993 Plans were canceled on May 22, 2000, with 159,000 options granted under the plan remaining outstanding.

          A summary of stock options outstanding at December 31 follows:

	Underlying Shares	Weighted Average Exercise Price Per Share

Outstanding at December 31, 1999	263,100	$4.24
Granted	370,500	$3.16
Forfeited	(5,500)	$5.44
Exercised	(6,000)	$3.76

Outstanding at December 31, 2000	622,100	$3.60
Granted	532,667	$1.30
Forfeited	(130,416)	$3.79

Outstanding at December 31, 2001	1,024,351	$2.39
Granted	1,391,458	$0.98
Forfeited	(326,459)	$1.85

Outstanding at December 31, 2002	2,089,350	$1.53

Weighted average fair value of options granted during 2002 was $0.78 per share.

          Of the 1,391,458 options granted in 2002, 1,213,333 options were granted November 14, 2001 but were not approved by stockholders until May 20, 2002.  The remaining 178,125 options were granted under the 2000 Plan and required no stockholder approval.  Options outstanding at December 31, 2002 are exercisable as follows: 905,858 currently exercisable, 548,648 in 2003, 333,992 in 2004, and 300,853 in 2005.  At December 31, 2002, 86,275 options are available for future grants under the 2000 Plan (subject to the automatic increase noted above) and options to purchase up to 300,000 shares have been approved for grant by the stockholders of the Company.

DETWILER, MITCHELL & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Stock Options (Continued)

          On November 6, 2002, the Company granted stock options to purchase up to 300,000 shares of common stock to James K. Mitchell, the Company’s CEO at a price of $1.00 per share, the closing price on that date, subject to stockholder approval.

          A summary of stock options outstanding and exercisable at December 31, 2002 follows:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Shares	Weighted Average Remaining Life In Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.01-$0.99	241,000	5	$0.81	—	$—
$1.00-$1.99	1,332,125	4	$1.01	678,798	$1.01
$2.00-$2.99	342,650	4	$2.68	59,943	$2.62
$3.00-$3.99	87,200	3	$3.74	83,200	$3.76
$4.00-$4.99	65,500	4	$4.24	65,500	$4.24
$5.00-$5.99	10,625	6	$5.35	9,584	$5.39
$6.00-$6.99	7,250	5	$6.21	5,834	$6.26
$7.00-$7.99	3,000	0	$7.50	3,000	$7.50

	2,089,350			905,859

          The Company has adopted the disclosure-only provisions for the accounting for stock-based compensation.  Accordingly, no compensation cost has been recognized for its stock option plans.  Had compensation for the Company’s stock option plans been determined based on the fair market value at the grant date for awards in 2002, 2001 and 2000, net income (loss) and net income (loss) per share would be as follows:

	2002	2001	2000

Net income (loss):
As reported	$(2,892,890)	$(1,418,973)	$627,755
Pro forma	$(3,441,659)	$(1,581,079)	$199,827
Net income (loss) per share:
As reported (diluted)	$(1.06)	$(0.55)	$0.21
Pro forma (diluted)	$(1.27)	$(0.61)	$0.07

          The fair value after Federal tax rate of 40% of options granted during 2002, 2001 and 2000 are estimated to be approximately $654,528, $162,000 and  $428,000, respectively, on the date of grant using the Black-Scholes option-pricing model. Fair value was determined using the following weighted average assumptions:

	2002	2001	2000

Dividend yield rate	0%	0%	0%
Volatility rate	108%	149%	117%
Risk free interest rate	1.84%	1.33%	5.69%
Expected life	3 years	2 years	4 years

DETWILER, MITCHELL & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Stock Options (Continued)

          The Company assumed a stock option plan of Fechtor Detwiler in connection with the merger of the two companies (the “Merger”). The plan provided for the issuance of 150,000 options, granted to certain employees by the founding partners of Fechtor Detwiler, to acquire common shares of Fechtor Detwiler prior to the Merger.  In September 1999, the Company recorded compensation expense of $850,000, and a $340,000 tax benefit, reflecting the recognition of the value of the options granted between the exercise price of $0.40 per share and the value of the common stock of the Company at the Merger date.  At December 31, 1999, 150,000 common shares of the Company have been placed in a trust by the former founding shareholders of Fechtor Detwiler.  Those founding partners of Fechtor Detwiler will reimburse the Company with an equivalent number of shares from the trust, based on the number of options exercised subsequent to their assumption in connection with the Merger.

Note 14.  Impairment of Goodwill

          During the second quarter of 2002, the Company implemented the transition provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” with respect to the evaluation of the fair value of recorded goodwill which resulted from the acquisition of K. & S., Inc.  As a result, the Company recorded a transition impairment adjustment of goodwill of $1,150,500.  In accordance with the requirements of Statement No. 142, this transition adjustment was recorded as of January 1, 2002, requiring restatement of the Company’s results of operations for the three-month period ended March 31, 2002.

          Of the $1,522,500 of goodwill resulting from the acquisition of K&S, $72,000 was amortized to expense for the year ended December 31, 2001 and $1,150,500 was recorded as a transition impairment adjustment of goodwill as of January 1, 2002.  As a result, the Company has recorded, at fair value, an intangible asset of $300,000 assigned to K&S at the January 1, 2002 evaluation date.  Fair value was determined based upon many factors including:  the operating results of K&S since the acquisition date verses projections developed at acquisition to determine fair value, the ability of  K&S to generate earnings during unfavorable market conditions, the impact of decimalization on net trading profits and sources and costs to obtain sustainable order flow on stocks where K&S serves as a specialist on the Boston Stock Exchange.  The Company’s remaining goodwill of $117,385 relates to the 1999 merger of JMC Group, Inc. and Fechtor Detwiler and was not considered impaired under Statement No. 142 transition provisions.

Note 15.  Discontinued Operations

          On September 30, 2002, Detwiler, Mitchell & Co. sold K. & S., Inc. (“K&S”), its wholly owned specialist business which operated on the Boston Stock Exchange.  The Company recorded a loss from the sale of K&S of $213,000 in the third quarter of 2002.  Kenneth M. King, president and director of K&S, reacquired the business from the Company in consideration for the forgiveness of a $150,000 promissory note due him which resulted from the Company’s January 1, 2001 purchase of K&S from Mr. King and the cancellation of the remaining term of his employment agreement with the Company having a remaining value of approximately $150,000.  Offers to purchase K&S were solicited by the Company and it received two expressions of interest in acquiring K&S from third parties.  Mr. King, the former owner, had the right of first refusal to present a superior purchase offer pursuant to the terms of the purchase agreement, and his offer was accepted by the Company.

          Discontinued operations include $1,165,000 and $2,499,000 of revenues for the years ended December 31, 2002 and 2001, respectively, and pre-tax losses from operations of $236,000 and $293,000, respectively.

Note 16.  Subsequent Event

          On January 16, 2003, the Company sold 200,000 newly issued shares of common stock to Mr. James Graves, the Company’s Vice Chairman, in a private placement at a price of $1.13, the closing price on that date.  The transaction increased the number of outstanding common shares to 3,202,356.  Stockholders’ equity, on a proforma basis, at December 31, 2002 was $2,999,000 after giving effect to this transaction.

DETWILER, MITCHELL & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Concentrations of Credit Risk and Off-Balance Sheet Credit Risk

          The Company’s subsidiary, Fechtor Detwiler, clears all of its securities transactions through a clearing broker on a fully-disclosed basis.  Pursuant to the terms of the agreement between Fechtor Detwiler and the clearing broker, the clearing broker has the right to charge Fechtor Detwiler for losses that result from a counterparty’s failure to fulfill its contractual obligations.

          As the right to charge Fechtor Detwiler has no maximum amount and applies to all trades executed through the clearing broker, Fechtor Detwiler believes there is no maximum amount assignable to this right.  At December 31, 2002, Fechtor Detwiler has recorded no liabilities with regard to the right.  During 2002, Fechtor Detwiler paid no claims to the clearing broker related to these guarantees.

          In addition, Fechtor Detwiler has the right to pursue collection or performance from the counterparties who do not perform under their contractual obligations.  Fechtor Detwiler monitors the credit standing of the clearing broker and all counterparties with which is conducts business.

DETWILER, MITCHELL & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Selected Quarterly Financial Data (Unaudited)

	2002*

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$1,909,681	$2,267,728	$2,574,054	$3,088,733

Expenses:
Compensation and benefits	1,378,516	1,429,150	1,744,677	1,694,394
Other expenses	1,108,079	1,195,449	1,496,925	1,228,594

Total expenses	2,486,595	2,624,599	3,241,602	2,922,988

Income (loss) from continuing operations before income taxes	(576,914)	(356,871)	(667,548)	165,745
Income tax (expense) benefit	130,962	(237,065)	213,238	(92,183)

Income (loss) from continuing operations	(445,952)	(593,936)	(454,310)	73,562

Discontinued operations:

Cumulative effect of change in accounting principle	(1,150,500)	—	—	—
Loss on disposal	—	—	(213,000)	—
Income (loss) from operations	(168,775)	(102,074)	34,982	—
Income tax benefit	57,001	67,389	2,723	—

Loss on discontinued operations	(1,262,274)	(34,685)	(175,295)	—

Net income (loss)	$(1,708,226)	$(628,621)	$(629,605)	$73,562

Net income (loss) per share:
Continuing operations:
Basic	$(0.17)	$(0.22)	$(0.17)	$0.03
Diluted	$(0.17)	$(0.22)	$(0.17)	$0.03
Discontinued operations:
Basic	$(0.48)	$(0.01)	$(0.07)	$0.00
Diluted	$(0.47)	$(0.01)	$(0.07)	$0.00
Weighted average shares outstanding:
Basic	2,652,357	2,654,579	2,702,357	2,719,023
Diluted	2,684,039	2,654,958	2,707,747	2,791,126

*The information in the above quarterly financial data for 2002 has been reclassified from the information previously reported in the Company’s filings on Form 10-Q to reflect the implementation of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment of Long-Lived Assets”.

DETWILER, MITCHELL & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Selected Quarterly Financial Data (Unaudited) (Continued)

	2001*

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$5,471,583	$4,849,660	$3,434,904	$2,706,813

Expenses:
Compensation and benefits	3,600,857	3,339,529	2,011,792	2,002,483
Other expenses	1,649,022	1,489,582	1,506,883	1,652,057

Total expenses	5,249,879	4,829,111	3,518,675	3,654,540

Income (loss) from continuing operations before income taxes	221,704	20,549	(83,771)	(947,727)
Income tax expense	(90,964)	(7,860)	(55,287)	(271,223)

Income (loss) from continuing operations	130,740	12,689	(139,058)	(1,218,951)

Discontinued operations:
Income (loss) from operations	5,998	(186,179)	(51,737)	(60,822)
Income tax (expense) benefit	2,749	69,324	17,895	(1,622)

Income (loss) from discontinued operations operations	8,747	(116,855)	(33,842)	(62,444)

Net income (loss)	$139,487	$(104,166)	$(172,900)	$(1,281,394)

Net income (loss) per share:
Continuing operations:
Basic	$0.05	$—	$(0.05)	$(0.47)
Diluted	$0.05	$—	$(0.05)	$(0.46)
Discontinued operations:
Basic	$—	$(0.05)	$(0.01)	$(0.02)
Diluted	$—	$(0.05)	$(0.01)	$(0.02)
Weighted average shares outstanding:
Basic	2,609,146	2,602,313	2,604,591	2,612,322
Diluted	2,646,910	2,608,751	2,607,402	2,627,465

*The information in the above quarterly financial data for 2001 has been reclassified from the information previously reported in the Company’s filings on Form 10-Q to reflect the implementation of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment of Long-Lived Assets”.

Report of Independent Accountants

To the Board of Directors and Stockholders of
Detwiler, Mitchell & Company:

In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Detwiler, Mitchell & Company (the “Corporation”) and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Corporation’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 14 to the consolidated financial statements, on January 1, 2002 the Corporation adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

As discussed in Note 15 to the consolidated financial statements, on January 1, 2002 the Corporation adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
February 26, 2003

Item 9. Disagreements and Reportable Events on Accounting and Financial Disclosure Matters

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

          Information with respect to Directors and Executive Officers of the Company can be found under the heading captioned “Board of Directors and Officers of Detwiler, Mitchell & Co.” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” appearing in the Company’s 2003 proxy statement and is incorporated herein by reference.

Item 11. Executive Compensation

          Information with respect to Executive Compensation can be found under the heading captioned “Executive Compensation” appearing in the Company’s 2003 proxy statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          Information with respect to security ownership may be found under the heading captioned “Security Ownership of Certain Beneficial Owners and Management” appearing in the Company’s 2003 proxy statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

          Information with respect to this item may be found under the heading “Compensation Committee and Insider Participation and Certain Relationships and Related Transactions” appearing in the Company’s 2003 proxy statement and is incorporated herein by reference.

Item 14.  Disclosure Controls and Procedures

          Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 14.  Disclosure Controls and Procedures (Continued)

          The CEO/CFO evaluation of our disclosure controls and our internal controls included a review of the controls’ objectives and design, the controls’ implementation and the effect of the controls on the information generated for use in this Annual Report. In the course of the controls evaluation, we sought to identify data errors, controls failures or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Consistent with our past practices, our internal controls are also evaluated by personnel in our finance organization and by our independent accountants in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our disclosure controls and our internal controls and to make modifications as necessary; our intent in this regard is that the disclosure controls and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

          Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the Company’s internal controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company’s internal controls. This information was important both for the controls evaluation generally and because Items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent accountants and to report on related matters in this section of the Annual Report.

          Our review of our internal controls was made within the context of the relevant professional auditing standards defining “internal controls,” “significant deficiencies,” and “material weaknesses.” “Internal controls” are processes designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. “Significant deficiencies” are referred to as “reportable conditions,” or control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.  As part of our internal controls procedures, we also address other, less significant control matters that we or our auditors identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures.

Conclusions

          Our CEO and CFO have, within 90 days of the date of this report, reviewed our process of gathering, analyzing and disclosing information that is required to be disclosed in our periodic reports (and information that, while not required to be disclosed, may bear upon the decision of management as to what information is required to be disclosed) under the Exchange Act of 1934, including information pertaining to the condition of, and material developments with respect to, our business, operations and finances.  Based on this evaluation, our CEO and CFO have concluded that our process provides for timely collection and evaluation of information that may need to be disclosed to investors.

PART IV

Item 15. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)(3)	The following exhibits:

3.1	Certificate of Incorporation of the Registrant.(1)

3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant.(1)

3.21	Certificate of Amendment of Certificate of Incorporation of the Registrant.(10)

3.3	By-laws of the Registrant.(1)

4.1	Shareholder Rights Agreement, dated as of February 21, 1990, between Spear Financial Services, Inc. and First Interstate Bank, Ltd., as Rights Agent, as amended effective, July 16, 1992.(1)

4.11	Amendment No. 2 to Shareholder Rights Agreement, dated February 20, 2000, extending the expiration date of the Shareholder Rights Agreement to February 21, 2010.(5)

10.1	JMC Group, Inc. 1993 Employee Stock Option Plan.(2)(7)

10.2	JMC Group, Inc. 1993 Executive Stock Option Plan.(3)(7)

10.3	Extended and Amended Employment Agreement with James K. Mitchell dated as of January 1, 2003.(7)(12)

10.4	Agreement and Plan of Merger dated June 30, 1999 among Fechtor, Detwiler & Co., Inc., JMC Merger, Inc. and JMC Group, Inc.(6)

10.5	1999 Special Stock Option Plan for Fechtor, Detwiler & Co., Inc. dated August 30, 1999 which was assumed by Fechtor, Detwiler, Mitchell & Co. after the Merger.(7) (8)

10.6	2000 Omnibus Equity Incentive Plan. (7) (8)

10.7	Employment Agreement with Kenneth M. King effective January 1, 2001. (9)

10.8	Purchase Agreement by and between Fechtor, Detwiler, Mitchell & Co. and K. & S., Inc. (9)

10.9	Stock Option Agreements by and between Fechtor, Detwiler, Mitchell & Co. and George Simpkins, Philip Routledge and Dena Morrison. (9)

10.10	Letter of Engagement between Detwiler, Mitchell & Co. and Erwin, Graves & Associates dated October 1, 2001. (11)

10.11	Promissory Note between Detwiler, Mitchell & Co. and James H. Graves for $300,000 dated March 22, 2002, canceled December 28, 2002. (11)

10.12	Form of Stock Option Agreement, authorized as of November 6, 2002, subject to approval by stockholders at next Annual Meeting of Stockholders. (12)

22	Subsidiaries of the Registrant. (12)

23	Consent of PricewaterhouseCoopers LLP. (12)

Item 15. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K (Continued)

(b)	Reports on Form 8-K.

(1)

On December 11, 2002, the Company filed a Form 8-K regarding authorization by the Board of Directors of the Company to sale and issue up to 700,000 new common shares in private transactions.  Included in the new common shares is the cancellation of a $300,000 promissory note for 300,000 newly issued common shares.

Notes:

(1) Filed as an Exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 1993.
(2) Filed as an Exhibit to the Registrant’s Form S-8 Registration Statement No. 33-74842 filed with the SEC on February 7, 1994.
(3) Filed as an Exhibit to the Registrant’s Form S-8 Registration Statement No. 33-74840 filed with the
SEC on February 7, 1994.
(4) Filed as an Exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 1997.
(5) Filed as an Exhibit to the Registrant’s Form 8-K dated March 24, 2000.
(6) Filed as an Exhibit to Registrant’s Definitive Proxy Statement dated August 5, 1999.
(7) Management contract or compensatory plan or arrangement.
(8) Filed as an Exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999.
(9) Filed as an Exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2000.
(10) Filed as an Exhibit to the Registrant’s Form 8-K filed on March 30, 2001.
(11) Filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended March 31, 2002.
(12) Filed herewith.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ DETWILER, MITCHELL & CO.	Registrant	March 11, 2003

/s/JAMES MITCHELL	Chairman, Chief Executive Officer and Director	March 11, 2003

James Mitchell

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ JAMES MITCHELL	Chairman, Chief Executive Officer and Director	March 11, 2003

James Mitchell

/s/ STEPHEN MARTINO	Chief Financial Officer and Principal Accounting Officer	March 11, 2003

Stephen Martino

/s/ EDWARD BARAN	Director	March 11, 2003

Edward Baran

/s/ BARTON BEEK	Director	March 11, 2003

Barton Beek

/s/ ROBERT DETWILER	Director and President	March 11, 2003

Robert Detwiler

/s/ JAMES GRAVES	Director and Vice Chairman	March 11, 2003

James Graves

/s/ FRANK JENKINS	Director	March 11, 2003

Frank Jenkins

/s/ ROBERT SHARP	Director	March 11, 2003

Robert Sharp

CERTIFICATIONS

I, James K. Mitchell, certify that:

1. I have reviewed this annual report on Form 10-K of Detwiler, Mitchell & Co.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

/s/ JAMES K. MITCHELL

Chairman and Chief Executive Officer

CERTIFICATIONS

I, Stephen D. Martino, certify that:

1. I have reviewed this annual report on Form 10-K of Detwiler, Mitchell & Co.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

/s/ STEPHEN D. MARTINO

Chief Financial Officer and Principal Accounting Officer