Form 10-Q
period 2003-03-31
DETWILER MITCHELL & CO
filed 2003-05-14
CIK 746425

____________________________________________________________________________
____________________________________________________________________________

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


(MARK ONE)
(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                               OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM          TO

                COMMISSION FILE NUMBER:  0-12926

                    DETWILER, MITCHELL & CO.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            DELAWARE                            95-2627415
  -------------------------------   ------------------------------------
  (State or other jurisdiction of   (I.R.S. Employer Identification No.)
   incorporation or organization)

           225 FRANKLIN STREET
                BOSTON, MA                                02110
     ----------------------------------------      ------------------
    (Address of principal executive offices)         (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  617-451-0100
                                                    ----------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     X       No
                                       ---------      ---------


              APPLICABLE ONLY TO CORPORATE ISSUERS:

      As of May 12, 2003, the registrant had 3,202,356 shares of common stock, $0.01 par value, issued and outstanding.

____________________________________________________________________________
____________________________________________________________________________

                    DETWILER, MITCHELL & CO.

                       INDEX TO FORM 10-Q


                                                             PAGE
                                                             ----


PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

          Consolidated Statement of Financial Condition at
           March 31, 2003 and December 31, 2002...............3


          Consolidated Statement of Operations for the three-month period ended March 31, 2003 and 2002...4


          Consolidated Statement of Cash Flows for the three-month period ended March 31, 2003 and 2002...5

          Notes to Consolidated Financial Statements..........6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations................10

Item 3.  Quantitative and Qualitative Disclosures
          About Market Risk..................................14

Item 4.  Disclosure Controls and Procedures..................14

PART II. - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................16

Signatures...................................................17

Certifications...............................................18

                           2 of 19

                 PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       DETWILER, MITCHELL & CO.

            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION




                                                           MARCH 31,      DECEMBER 31,
                                                             2003             2002
                                                         ------------    -------------
                                                                  (UNAUDITED)
ASSETS
Cash and cash equivalents                                $ 1,182,935      $ 1,243,655
Security deposits                                            199,679          199,679
Deposits with clearing organizations (Note 3)                256,000          256,000
Commissions, current income taxes and other receivables      973,439        1,027,377
Non-marketable investments, at fair value                    110,000          110,000
Deferred income taxes, net (Note 8)                           61,200          190,000
Fixed assets, net                                            387,458          389,374
Prepaid expenses and other                                   298,186          339,105
Goodwill (Note 9)                                            117,385          117,385
                                                         ------------     ------------
    Total Assets                                         $ 3,586,282      $ 3,872,575
                                                         ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Note payable                                           $    49,516      $    99,032
  Salaries and commissions payable (Note 6)                  665,054          621,200
  Accounts payable and accrued liabilities                   306,061          379,400
                                                         ------------     ------------
    Total Liabilities                                      1,020,631        1,099,632
                                                         ------------     ------------

Contingencies (Notes 5 and 10)

Stockholders' Equity (Notes 3, 7, 8 and 11):
  Preferred stock, no par value; 5,000,000 shares
   authorized, none issued                                         -                -

  Common stock, $0.01 par value; 20,000,000 shares
   authorized, 3,202,356 and 3,002,356 shares
   outstanding at March 31, 2003 and
   December 31, 2002, respectively                            32,023           30,023

   Paid-in-capital                                         5,401,487        5,177,487
   Retained deficit                                       (2,867,859)      (2,434,567)
                                                         ------------     ------------

     Total Stockholders' Equity                            2,565,651        2,772,943
                                                         ------------     ------------
     Total Liabilities and Stockholders' Equity          $ 3,586,282      $ 3,872,575
                                                         ============     ============

           See Accompanying Notes to Consolidated Financial Statements.

                             3 of 19




                                DETWILER, MITCHELL & CO.

                          CONSOLIDATED STATEMENT OF OPERATIONS


                                             FOR THE THREE MONTHS ENDED MARCH 31,
                                             ------------------------------------
                                                 2003                   2002
                                             --------------        --------------
                                                         (UNAUDITED)
REVENUES:
  Commissions                                $   2,281,188         $   1,612,013
  Principal transactions                                 -                20,835
  Investment banking                                     -               162,102
  Interest and fees                                 72,224               114,731
                                             --------------        --------------
    Total revenues                               2,353,412             1,909,681
                                             --------------        --------------

EXPENSES:
  Compensation and benefits                      1,560,685             1,378,516
  General and administrative                       535,746               526,442
  Occupancy, communication and systems             396,748               393,123
  Execution                                        171,246               157,460
  Interest                                           1,986                31,054
                                             --------------        --------------
    Total expenses                               2,666,411             2,486,595
                                             --------------        --------------
    Loss from continuing operations
     before income taxes                          (312,999)             (576,914)
 Income tax (expense) benefit, net (Note 8)       (120,293)              130,962
                                             --------------        --------------
    Loss from continuing operations               (433,292)             (445,952)
                                             --------------        --------------
Discontinued operations:
  Cumulative effect of change in
   accounting principle (Note 9)                         -            (1,150,500)
  Loss from operations                                   -              (168,775)
  Income tax benefit                                     -                57,001
    Loss from discontinued operations                    -            (1,262,274)
                                             --------------        --------------

    Net loss                                 $    (433,292)        $  (1,708,226)
                                             ==============        ==============
 Net loss per share (Note 4):
   Continuing operations:
     Basic                                   $       (0.14)        $       (0.17)
     Diluted                                 $       (0.12)        $       (0.17)

   Discontinued operations:
     Basic                                   $           -         $       (0.48)
     Diluted                                 $           -         $       (0.47)

 Weighted average shares outstanding:
   Basic                                         3,171,245             2,652,357
   Diluted                                       3,539,211             2,684,039


         See Accompanying Notes to Consolidated Financial Statements.

                              4 of 19




                              DETWILER, MITCHELL & CO.

                        CONSOLIDATED STATEMENT OF CASH FLOWS

                                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                            ------------------------------------
                                                                  2003                 2002
                                                            --------------        --------------

                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations                             $    (433,292)        $    (445,952)
Loss from discontinued operations                                       -            (1,262,274)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                                    53,110                54,973
  Impairment and reduction of goodwill                                  -             1,150,500
  Unrealized gain on non-marketable investment                          -               (28,500)
  Deferred income taxes                                           128,800                     -
Changes in:
  Commissions, current income taxes and other receivables          53,938              (174,615)
  Deposits with clearing organizations                                  -              (389,000)
  Due from customers                                                    -             3,002,063
  Securities borrowed                                                   -               387,600
  Prepaid expenses and other                                       40,919              (321,616)
  Due to customers                                                      -              (655,985)
  Payables to brokers, dealers and clearing organizations               -            (1,406,133)
  Salaries and commissions payable                                 43,854                63,657
  Accounts payable and accrued liabilities                        (73,339)               33,299
                                                            --------------        --------------
   Net cash provided by (used in) operating activities           (186,010)                8,017
                                                            --------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of non-marketable investment                                   -               (25,000)
Proceeds from sales of marketable investments                           -                31,995
Capital expenditures                                              (51,194)               (5,869)
                                                            --------------        --------------
    Net cash provided by (used in) investing activities           (51,194)                1,126
                                                            --------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in note payable                                          (49,516)             (250,000)
Proceeds from sale of common stock                                226,000                     -
                                                            --------------        --------------
    Net cash provided by (used in) financing activities           176,484              (250,000)
                                                            --------------        --------------
    Net decrease in cash and cash equivalents                     (60,720)             (240,857)

Cash and cash equivalents at beginning of period                1,243,655             1,135,218
                                                            --------------        --------------
Cash and cash equivalents at end of period                  $   1,182,935         $     894,361
                                                            ==============        ==============
Cash Payments:
  Interest expense                                          $       1,986         $      31,055
                                                            ==============        ==============
  Income taxes                                              $           -         $           -
                                                            ==============        ==============

                 See Accompanying Notes to Consolidated Financial Statements.

                                       5 of 19


                   DETWILER, MITCHELL & CO.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


NOTE 1. ORGANIZATION

     Detwiler, Mitchell & Co. (the "Company") is the holding company for its three principal operating subsidiaries: Fechtor, Detwiler & Co., Inc., ("Fechtor Detwiler" or the "Firm") a channel research, institutional sales and private client group headquartered in Boston, MA; James Mitchell & Co., a financial services company headquartered in San Diego, CA and Detwiler, Mitchell & Co. (UK) Limited ("DMC UK"), an institutional sales firm headquartered in London, England. K. & S., Inc., the Company's specialist firm, was sold on September 30, 2002 and is reported as a discontinued operation.

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

     Marketable and Non-Marketable Investments - Marketable and non-marketable investments are recorded at fair value and may result in the recognition of unrealized gains or losses due to changes in their fair value. Realized gains and losses are recognized when the investment is sold.

     Fair Value of Other Financial Instruments - The carrying amount of receivables and payables are reported in the statement of financial condition at fair value.

     Salaries and Commissions Payable - Capital markets employees are paid a guaranteed salary with bonuses payable for commissions generated in excess of guaranteed salaries. Bonus payments are deferred with 75% being paid annually and the remaining 25% paid over a three-year vesting period beginning the following year. Deferred bonuses will be forfeited by any employee upon termination.

     Income Taxes - Income tax liabilities or assets are recorded through charges or credits to the statement of operations for the estimated income taxes payable or refundable for the current period. Deferred income tax assets are recorded for future tax consequences attributable to differences between the financial statement carrying amounts of assets and their respective tax bases. Deferred income tax assets are measured using enacted income tax rates and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

     Use of Estimates - The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the accompanying financial statements. Actual results could vary from the estimates that were used.

                     6 of 19


                    DETWILER, MITCHELL & CO.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (UNAUDITED)


NOTE 3.  REGULATORY NET CAPITAL

     The Company's principal broker-dealer subsidiary, Fechtor Detwiler, is subject to the Uniform Net Capital Rule 15c3-1 of the Securities and Exchange Commission. Fechtor Detwiler computes its net capital under the alternative method permitted by the Rule, which requires its minimum net capital to be $100,000. At March 31, 2003, Fechtor Detwiler's net capital was $795,000, which is $695,000 in excess of its minimum net capital requirement of $100,000.

     Fechtor Detwiler is a fully disclosed broker dealer with National Financial Services LLC ("NFS"), a wholly owned subsidiary of Fidelity Investments. Fechtor Detwiler has agreed with NFS to maintain minimum net capital of $750,000 through June 30, 2003, and $1,000,000 thereafter. Additionally, Fechtor Detwiler has a $250,000 clearing deposit with NFS which will be reduced to $100,000 in July 2003.

NOTE 4. EARNINGS PER SHARE

     Basic and diluted per share data and weighted average common shares outstanding follows:



                                                        FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                  ------------------------------
                                                       2003              2002
                                                  ------------    --------------
     Loss from:
       Continuing operations                      $  (433,292)    $    (445,952)

       Discontinued operations                              -        (1,262,274)
                                                  ------------    --------------

         Net loss                                 $  (433,292)    $  (1,708,226)
                                                  ============    ==============
     Net loss per share:
      Basic
       Continuing operations                      $     (0.14)    $       (0.17)
                                                  ============    ==============
       Discontinued operations                    $         -     $       (0.48)
                                                  ============    ==============

      Diluted
       Continuing operations                      $     (0.12)    $       (0.17)
                                                  ============    ==============
       Discontinued operations                    $         -     $       (0.47)
                                                  ============    ==============


     Weighted average common
     shares outstanding:
      Basic                                         3,171,245         2,652,357
        Incremental shares assumed outstanding
         from exercise of stock options               367,966            31,682
                                                  ------------    --------------
      Diluted                                       3,539,211         2,684,039
                                                  ============    ==============


                              7 of 19

                    DETWILER, MITCHELL & CO.

                           (UNAUDITED)


NOTE 5.  CONTINGENCIES

     The Company from time to time is subject to legal proceedings and claims which arise in the ordinary course of its business. Management believes that resolution of these matters will not have a material adverse effect on the Company's results of operations or financial condition.

NOTE 6.  SALARIES AND COMMISSIONS PAYABLE

     Salaries and commissions payable at March 31, 2003 and December 31, 2002 consisted of the following:



                                             2003         2002
                                           --------    --------
         Capital markets - short term      $351,455    $209,997
         Capital markets - long term        113,372      54,426
         Retail and independent             141,966     284,217
         Salaries                            58,261      72,560
                                           --------    --------
                                           $665,054    $621,200
                                           ========    ========

     Effective December 1, 2001, a new compensation plan was implemented at Fechtor Detwiler with the following major provisions: payouts to institutional salesmen, research analysts and traders decreased from a combined 62% to 48% (a 23% reduction); execution costs and certain direct sales expenses are shared by employees and the Firm; employees are paid a guaranteed salary; bonuses earned in excess of the guaranteed salary are deferred with 75% being paid annually on a staggered basis
(by department) and 25% paid over a three-year vesting period beginning the following year. Deferred bonuses will be forfeited by any employee upon termination. Additionally, several institutional salesmen, research analysts, and trading employees executed an employment and non-compete agreement with the Firm in consideration for significant stock option grants and the aforementioned restructured compensation plan. Such plan has increased working capital of the Company by reducing payouts and deferring a portion of variable compensation. Accordingly, deferred compensation totaling $726,000 and $547,000 is payable under the three-year vesting provisions of the bonus plan at March 31, 2003 and December 31, 2002, respectively. At March 31, 2003 and December 31, 2002, $113,372 and $54,426, respectively, of such deferred compensation was amortized to compensation expense in accordance with the vesting provisions of the bonus plan.


NOTE 7.  STOCKHOLDERS' EQUITY

     On January 16, 2003, the Company sold 200,000 newly issued shares of common stock to Mr. James Graves, the Company's Vice
Chairman, in a private placement at a price of $1.13 per share representing the closing price per share on that date.

NOTE 8. INCOME TAXES

     In accordance with Statement of Financial Accounting
Standards No. 109, Accounting for Income Taxes, the Company established a valuation reserve of $241,000 during the quarter ended March 31, 2003, of which $128,800 related to the deferred income tax asset recorded at December 31, 2002 and $112,000 related to the current income tax benefit recorded for the quarter ended March 31, 2003.
The valuation reserve reflects the impact of the operating loss incurred for the quarter ended March 31, 2003, as compared to the income from operations reported by the Company for the quarter ended December 31, 2002, charges incurred in April 2003 from the sale of the lease and write-off of certain fixed assets by DMC UK in April 2003 and early retirement compensation and benefits as further discussed in Note 10, Subsequent Events, to the financial statements included herein.

                      8 of 19

                    DETWILER, MITCHELL & CO.

                           (UNAUDITED)

NOTE 8. INCOME TAXES (CONTINUED)

     Under existing accounting rules, the Company may not record income tax benefits from operating losses incurred in 2003 and later periods until it is more likely than not that such tax assets will be realized.

     Additionally, in May 2003, certain employees are expected to exercise stock options which will have the effect of charging-off the related deferred income tax asset remaining at March 31, 2003.

NOTE 9.  IMPAIRMENT OF GOODWILL

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

NOTE 10. SUBSEQUENT EVENTS

     On April 3, 2003, the Company completed the sale and related assignment of its long-term lease for London office space used by DMC UK, paying approximately $300,000 to a third party to complete the transaction. The Company will incur an additional charge of approximately $90,000 for the write-off of certain furniture, equipment and leasehold improvements and other related costs in connection with the transaction. DMC UK will, however, continue its institutional sales operations in the UK with a single institutional sales employee.

     In April 2003, the Company entered into a settlement agreement with the defendant in a legal matter and received a $100,000 settlement payment. The settlement payment will be recorded by the Company as a reduction of legal expense in the
second quarter of 2003.   Additionally, in April 2003, the
Company entered into a verbal settlement agreement with a plaintiff in a legal matter, which resulted in a charge to legal expense of $25,000 in April 2003.

     In April 2003, the Company recorded a liability of $95,000 related to early retirement compensation and benefits.

NOTE 11.  NASDAQ LISTING REQUIREMENTS

     The Nasdaq SmallCap Market requires a company to maintain, among other things, a minimum stockholders' equity of $2,500,000 to remain listed. As a result of the impact of the subsequent events described in Note 10, total stockholders' equity at April 30, 2003 had declined by approximately $400,000 from $2,565,651 at March 31, 2003. Should the Company be unable to achieve and maintain the minimum stockholders equity requirement, Nasdaq may remove the Company from continued listing status and its common shares would be traded on the Over the Counter Bulletin Board.

                 9 of 19

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Detwiler, Mitchell & Co. (the "Company") is the holding company for its three principal operating subsidiaries: Fechtor, Detwiler & Co., Inc., ("Fechtor Detwiler" or the "Firm") a channel research, institutional sales and private client group headquartered in Boston, MA; James Mitchell & Co., a financial services company headquartered in San Diego, CA and Detwiler, Mitchell & Co. (UK) Limited ("DMC UK"), an institutional sales firm headquartered in London, England. K. & S., Inc., the Company's specialist firm, was sold on September 30, 2002 and is reported as a discontinued operation.

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

     Net loss for the three-month period ended March 31, 2003 was $433,000 or $0.14 per share basic and $0.12 per share diluted on 3,171,000 basic and 3,539,000 diluted weighted average shares outstanding. Net loss was $1,708,000 for the three-month period ended March 31, 2002 or $0.65 per share - basic and $0.64 diluted on 2,652,000 basic and 2,684,000 diluted weighted average shares outstanding. Loss from continuing operations for the three-month period ended March 31, 2002 was $446,000 or $0.17 basic and diluted. Loss from discontinued operations for the three-month period ended March 31, 2002 was $1,262,000 or $0.48 per share basic and $0.47 per share diluted.

     Total revenues of $2,353,000 for the three-month period ended March 31, 2003 increased $443,000 or 23% compared to revenues of $1,910,000 for the same period last year. The increase primarily results from greater institutional commission revenues, partially offset by lower retail revenues from adverse market conditions and sharply reduced investment banking revenues.

     Commission revenues of $2,281,000 for the three-month period ended March 31, 2003 increased $669,000 or 42% compared to the same period last year primarily due to greater institutional revenues, partially offset by sharply reduced investment banking revenues, lower retail revenues from fewer retail sales representatives and lower trading volumes and from adverse market conditions.

     The Company had no principal transaction revenues for the three-month period ended March 31, 2003 compared to $21,000 the same period last year. The decrease is principally due to the cessation of market making activities.

     The Company had no investment banking revenues for the three-month period ended March 31, 2003 compared to $162,000 for the same period last year. In 2003, the Company sharply reduced its investment banking efforts due to market conditions.

     Interest and fees of $72,000 for the three-month period ended March 31, 2003 decreased $43,000 or 37% compared to the same period last year due principally to reduced customer margin account balances and the transfer of customer margin account balances to NFS in April 2002.

     Compensation and benefits expense of $1,561,000 for the three-month period ended March 31, 2003 increased $182,000 or 13% compared to the same period last year. The increase is primarily due to increased commission payments, partially offset by reduced investment banking compensation.

     General and administrative expense of $536,000 for the three-month period ended March 31, 2003 increased $10,000 or 2% compared to the same period last year. The increase is primarily due to increased legal and accounting fees and insurance premiums partially offset by lower consulting costs.

     Occupancy, communications and systems expense of $397,000
for the three-month period ended March 31, 2003 increased $4,000 compared to the same period last year primarily due to higher telephone and other communications costs.


                     10 of 19

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002 (CONTINUED)

     Execution costs of $171,000 for the three-month period ended
March 31, 2003 increased $14,000 or 9% compared to the same period last year primarily due to trading costs associated with increased commission revenues.

     In the first quarter of 2002, a $1,151,000 transition impairment adjustment was recorded against the intangible asset that resulted from the acquisition of K&S in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

     Income tax expense, net was $120,293 for the three-month period ended March 31, 2003 compared to an income tax benefit of $188,000 for the same period last year. The income tax expense in 2003 results from the establishment of a valuation reserve of $128,800 on the deferred income tax asset at December 31, 2002. The income tax benefit in 2002 results from the loss from continuing and discontinued operations.

     Additionally, the net loss for the quarter ended March 31, 2003 does not reflect any federal income tax benefit. Further, should the Company report future pre-tax earnings, such earnings will not result in any federal income tax expense until the net operating loss carry-forwards of the Company have been exhausted. Therefore, the financial statement impact of the aforementioned income tax accounting will result in higher operating leverage of future profitability.

CAPITAL RESOURCES AND LIQUIDITY

     Cash and cash equivalents at March 31, 2003 was $1,183,000 compared to $1,244,000 at December 31, 2002. The decrease of cash was primarily due to the loss incurred for the first quarter of 2003. At March 31, 2003, cash and cash equivalents included a $146,000 clearing deposit held on behalf of DMC UK, which will be reduced to $60,000 in April 2003 thereby increasing available working capital.

     In January 2003, the Company sold 200,000 newly issued common shares in a private placement to the Company's Vice
Chairman, Mr. James Graves, at $1.13 per share, increasing total stockholders' equity by $226,000.

     In April 2003, two significant events occurred with respect to liquidity. The first event was the collection of a $381,000 current federal income tax receivable which significantly enhanced the Company's cash balances. The second event was the sale of the long term lease for office space used by DMC UK which resulted in a cash expenditure and expense of approximately $300,000 to a third party to complete the transaction. The sale of the lease is expected to eliminate all recurring occupancy costs in the UK and will save approximately $20,000 a month in fixed occupancy and related charges at DMC UK.

     In April 2003, the Company entered into a settlement agreement with a defendant in a legal matter and received a $100,000 settlement payment, which will be recorded by the Company as a reduction of legal expense in the second quarter of
2003.   Additionally, the Company entered into a settlement
agreement with a plaintiff in a legal matter, which resulted in a charge to legal expense of $25,000 in April 2003.

     In April 2003, the Company recorded a liability of $95,000 related to early retirement compensation and benefits.

     The Company continues to explore various means of raising capital that may be needed to finance operations. Although the Company believes it will have sufficient capital to maintain operations through the end of the current fiscal year, it may not be able to sustain additional losses over the longer term in the absence of an additional capital infusion. Further, there can be no assurance that such capital will be available on favorable terms, or will be available at all.

                      11 of 19

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

STRATEGIC OUTLOOK

     Management is aggressively taking steps to return the Company to profitability and is investigating other opportunities to increase stockholder value. There can be no assurances, however, that revenues can be increased or even sustained, that costs can be further reduced or additional capital can be secured during these uncertain financial market conditions.

     Retail commission revenues have been negatively impacted by the continued market uncertainty, now three years in length, and the reduced head count of retail sales professionals. The Company has repositioned the retail sales group with the development of an attractive compensation plan for top brokers and financial advisors to join Fechtor Detwiler. The compensation plan provides retail sales professionals the opportunity for greater participation in the success of their efforts. Additionally, their efforts will include other compensation in the form of stock option awards. Most importantly, Fechtor Detwiler allows for the independence of the customer representatives to manage the accounts of their customers as they believe are appropriate for each client.

SIGNIFICANT ACCOUNTING POLICIES

     The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or "GAAP," and prevailing practices within the financial services industry. The preparation of consolidated financial statements requires management to make judgments involving significant estimates and assumptions, in the application of certain accounting policies, about the effects of matters that are inherently uncertain. These estimates and assumptions, which may materially affect the reported amounts of certain assets, liabilities, revenues and expenses, are based on information available as of the date of the financial statements, and changes in this information over time could materially impact amounts reported in the financial statements as a result of the use of different estimates and assumptions. Certain accounting policies, by definition, have a greater reliance on the use of estimates and assumptions, and could produce results materially different from those originally reported.

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

     The following is a brief description of our most significant accounting policies. An understanding of the judgments underlying these accounting policies is essential in order to understand our reported financial condition and results of operations. These significant accounting policies are discussed in the Summary of Significant Accounting Policies section of this discussion and analysis, as well as in Note 2 of the "Notes to Consolidated Financial Statements" included in this Report.

  ACCOUNTING FOR INCOME TAXES

       The overall tax position of the Company is complex and requires careful analysis to estimate the expected realization of income tax assets. Realization of deferred tax assets, including foreign tax credits, receivables from carrybacks to prior taxable periods, levels of future taxable income, and the achievement of tax planning strategies. The determination of whether tax assets will be realized involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates. Management continually monitors and evaluates the impact of current events and circumstances on the estimates and assumptions used in the recognition of deferred tax assets and the related tax positions.

                        12 of 19

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  VALUATION OF NON-MARKETABLE INVESTMENTS

       Investments in private companies are accounted for at fair value. These investments do not trade on established exchanges and, accordingly, their fair value is not readily determinable. Accordingly, management judgment is involved in the determination of the value of individual investments. The estimates and assumptions used by management to evaluate an investment's fair value are impacted by many factors. These factors include the Company's financial condition, its earnings capacity, prospects for development, as well as the overall condition of the economy and its impact on the capital markets. Gains and losses related to these investments are recorded in the statement of operations.

  ACCOUNTING FOR GOODWILL

  On January 1, 2002, the Company adopted Statement of Financial Accounting Standards, or "SFAS," No. 142, "Goodwill and Other Intangible Assets." Under the new standard, goodwill, including that acquired before initial application of the standard, is no longer amortized but is tested for impairment at least annually. Accordingly, on an annual basis or as circumstances warrant, management reviews goodwill and evaluates events or other developments that may indicate impairment in the carrying amount. The evaluation methodology for potential impairment is inherently complex and involves significant management judgment in the use of estimates and assumptions for determining the fair value of a reporting unit. If the carrying amount of the reporting unit exceeds the fair value, then the Company compares the implied fair value of the goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, then an impairment loss is recognized.

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

     Continued Operating Losses and Other Costs. The Company has experienced operating losses for six of the last seven fiscal quarters and has recognized additional losses due to impairment of goodwill, the decline in value of certain of the Company's securities holdings and the sale of its long-term lease for London office space used by DMC UK. These operating losses and other charges have adversely affected the Company's cash balances. Accordingly, management cannot predict when, or if, the Company will return to long-term profitability.

     Possible Need to Raise Additional Capital. The Company's losses have significantly eroded its cash balances and the Company may need to raise additional capital to finance its operations. The Company raised $226,000 in capital in January 2003 and the Company believes it will have sufficient capital to maintain operations through the end of the current fiscal year. However, it may not be able to sustain additional losses over the longer term. There can be no assurance that additional capital will be available in future periods on favorable terms, or will be available at all.

                       13 of 19

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT
(CONTINUED)

     The Nasdaq SmallCap Market requires a company to maintain, among other things, a minimum stockholders' equity of $2,500,000 to remain listed. As a result of the impact of the subsequent events described in Note 10, total stockholders' equity at April 30, 2003 had declined by approximately $400,000 from $2,565,651 at March 31, 2003. Should the Company be unable to achieve and maintain the minimum stockholders equity requirement, Nasdaq may remove the Company from continued listing status and its common shares would be traded on the Over the Counter Bulletin Board.

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

     Reliance on Key Personnel. The departure of key personnel, such as skilled research analysts, institutional and retail brokers, traders or employees responsible for significant client relationships, could have a material adverse effect on the results of operations of the Company.

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

Not Applicable.


ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

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


                       14 of 19

     The CEO/CFO evaluation of our disclosure controls and our internal controls included a review of the controls' objectives and design, the controls' implementation and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, controls failures or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Consistent with our past practices, our internal controls are also evaluated by personnel in our finance organization and by our independent accountants in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our disclosure controls and our internal controls and to make modifications as necessary; our intent in this regard is that the disclosure controls and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

     Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's internal controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's internal controls. This information was important both for the controls evaluation generally and because Items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent accountants and to report on related matters in this section of the Quarterly Report.

     Our review of our internal controls was made within the context of the relevant professional auditing standards defining "internal controls," "significant deficiencies," and "material weaknesses." "Internal controls" are processes designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. "Significant deficiencies" are referred to as "reportable conditions," or control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. As part of our internal controls procedures, we also address other, less significant control matters that we or our auditors identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures.

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




                          15 of 19

                   PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     a.)  Exhibits.

          None.

     b.)  Reports on Form 8-K

          (1) On April 7, 2003, the Company filed a Form 8-K reporting the sale of the lease of space occupied by Detwiler, Mitchell & Co. (UK) Limited.

          (2) On May 14, 2003, the Company filed a Form 8-K reporting the issuance of a press release containing the results of operations for the first quarter ended March 31, 2003, as required by the Sarbanes Oxley Act of 2002.


                                16 of 19

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        /s/ Detwiler, Mitchell & Co.
                                        -----------------------------
                                             Registrant


May 14, 2003                              /s/ James K. Mitchell
------------                       -------------------------------------
 Date                              James K. Mitchell
                                   Chairman and Chief Executive Officer


May 14, 2003                             /s/ Stephen D. Martino
------------                       -------------------------------------
 Date                              Stephen D. Martino
                                   Chief Financial Officer and
                                   Principal Accounting Officer

                          17 of 19

                          CERTIFICATION

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ James K. Mitchell
------------------------------------
Chairman and Chief Executive Officer


                     18 of 19

                          CERTIFICATION

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Stephen D. Martino
------------------------------
Chief Financial Officer and
Principal Accounting Officer


                                   19 of 19